Form 10-K
period 1998-12-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 1999-04-15
CIK 1071003, 1070242, 1071001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          COMMISSION FILE NUMBERS:  333-64449-02
                                    333-64449-01
                                    333-64449

                                  COAXIAL LLC
                            COAXIAL FINANCING CORP.
                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
     (Exact name of registrants as specified in their respective charters)


               Delaware
               Delaware
               Delaware                                13-4017803
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)


                    c/o Insight Communications Company, L.P.
                             126 East 56/th/ Street
                               New York, NY 10022
                                 (212) 371-2266
   (Address and telephone number of registrants' principal executive offices)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes_____      No  X
                                                           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

     State the aggregate market value of the common equity held by non-affiliates of the registrants: Not Applicable

     Indicate the number of shares outstanding of the registrants' common stock:
Not Applicable

                           FORWARD-LOOKING STATEMENTS

     This annual report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below), including, in particular, the likelihood of the System's success given its new management by Insight Holdings of Ohio, LLC ("IHO"). All statements other than statements of historical fact included in this annual report regarding Coaxial LLC, Coaxial Financing Corp. and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial LLC, Coaxial Financing Corp. and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

 .    the ability of Coaxial LLC, Coaxial Financing Corp. to make scheduled payments with respect to the Senior Discount Notes (as defined below) will depend on the financial and operating performance of Insight Ohio;

 .    a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interests and its Series B Preferred Interests, thereby reducing the funds available to Insight Ohio for its operations and future business opportunities;

 .    Coaxial LLC, Coaxial Financing Corp. have no significant assets other than the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial") owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10.0% of the common equity of Coaxial) to Coaxial LLC; and

 .    the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial LLC, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not intend to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Insight Ohio was formed to own and operate, as part of the "Financing Plan" described below, Coaxial's cable television system in the Columbus, Ohio metropolitan area (the "System"). As of December 31, 1998, the System passed approximately 171,753 homes and served approximately 87,637 basic customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. IHO, a wholly-owned subsidiary of Insight Communications Company, L.P. ("Insight"), serves as the manager of the System. Insight is currently the 18th largest cable television operator in the United States, based on customers served.

     Coaxial LLC, Coaxial Financing Corp., Coaxial, Phoenix and Insight Ohio consummated the following Financing Plan on August 21, 1998:

 .    Coaxial contributed the System to Insight Ohio;

 .    Insight Ohio issued to Coaxial a 25% non-voting common membership interest in Insight Ohio as well as voting Series A Preferred Interests and Series B Preferred Interests in Insight Ohio (together, the "Preferred Interests");

 .    IHO contributed $10.0 million in cash to Insight Ohio;

 .    Insight Ohio issued to IHO a 75% non-voting common membership interest in
     Insight Ohio;

 .    Coaxial LLC and Coaxial Financing Corp. effected a private offering of
     $55,869,000 aggregate principal amount at maturity of their 12 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes");

 .    Coaxial and Phoenix Associates, an affiliate of Coaxial ('Phoenix"), effected a private offering of $140,000,000 aggregate principal amount of their 10% Senior Notes due 2006 (the "Senior Notes");

 .    Insight Ohio conditionally guaranteed the Senior Discount Notes and the
     Senior Notes;

 .    a portion of the existing bank indebtedness of Coaxial LLC and Coaxial
     Financing Corp. and certain of their affiliates was repaid and the balance was purchased by CIBC Oppenheimer and restructured in accordance with an agreement among the parties; and

 .    IHO became the manager of Insight Ohio, Coaxial LLC, Coaxial DJM LLC and
     Coaxial DSM LLC. Coaxial LLC, Coaxial DJM LLC and Coaxial DSM LLC (together, the "Individual LLCs") are the only shareholders of Coaxial.

     As a result of the Financing Plan:

 .    Insight Ohio is the owner and operator of the System;

 .    IHO, through management agreements, has effective control of the management and affairs of Insight Ohio, Coaxial and the three Individual LLCs;

 .    Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for the common equity of Coaxial owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10.0% of the common equity of Coaxial) to Coaxial LLC; and

 .    Coaxial LLC and Coaxial Financing Corp. do not conduct any business.

     Insight Ohio entered into a $25 million senior credit facility (the "Senior Credit Facility") on October 7, 1998 for the purpose of financing its future working capital requirements, including the upgrade of the System's cable plant and the introduction of new video services.

     Coaxial LLC and Coaxial Financing Corp. consummated an exchange of registered Senior Discount Notes for their privately issued Senior Discount Notes on February 16, 1999.

THE SYSTEM

     As of December 31, 1998, the System passed approximately 171,753 homes and served approximately 87,637 basic customers from a single headend. The System is located in the eastern portion of the City of Columbus and the surrounding suburban communities. The City of Columbus is the 34th largest designated market area ("DMA") in the United States, is the capital of Ohio and is the home of The Ohio State University. Besides the state government and university, the Columbus economy is well diversified with a significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with an unemployment rate of 2.9%. The median household income of the System's service area is approximately $47,809 per year, while the median family income is approximately $57,024 per year.

     The System enjoys a high level of population growth in the suburban communities east of Columbus. Over the past three years, more than 14,600 homes passed have been added to the System through new plant extensions, primarily in new housing developments. This represents a 3.1% compound annual growth rate of homes passed for the System.

     Portions of the System operate in a competitive environment. Customers in those areas have access to two wired cable television providers -- Insight Ohio and a cable subsidiary of Ameritech Corporation, the telephone local exchange carrier in Columbus. The System also competes with direct broadcast satellite television systems ("DBS") and multipoint multichannel distribution systems ("MMDS"). The areas of the System served by both Insight Ohio and Ameritech pass approximately 122,440 homes, representing 71% of the System's total homes passed. Even in this competitive environment, the System's basic customers increased from approximately 86,000 at the end of 1995, prior to Ameritech's entry into the marketplace, to approximately 87,637 as of December 31, 1998.

     As of December 31, 1998, the System had approximately 973 miles of 490 MHz plant and approximately 1,675 miles of 468 MHz plant. There also were approximately 165 miles of fiber optic cable deployed in the System. Insight Ohio is upgrading the technical capability initially in the majority of the System by increasing its bandwidth to 870 MHz and activating its reverse plant. The increase in bandwidth will allow the System to deliver new services such as digital cable, high-speed Internet connections, two-way data and other telecommunications services. Insight Ohio expects to complete its initial phase of the rebuild encompassing 1,200 miles by the end of the first quarter of 2000.

     The System has developed an award winning local-origination and production team which has created a firm foundation for its position in the community as a "good citizen." An impressive list of awards has further enhanced the System's strong local presence, including:

 .    1997 OCTA Excellence in Community Service
 .    1997 OCTA Image Award: System Marketing
 .    1997 OCTA Image Award: Advertising
 .    1997 OCTA Image Award: Sports Programming
 .    1996 Pinnacle Award: Women In Cable & Telecommunications
 .    1996 OCTA Image Award: Best Overall Commitment to the Community
 .    1996 OCTA Image Award: Excellence in Local Programming
 .    1996 OCTA Image Award: Excellence Community Service
 .    1996 OCTA Image Award: Sports Programming

THE MANAGER

     IHO, the manager of Insight Ohio, is a wholly-owned subsidiary of Insight. Insight is currently the 18th largest cable television operator in the United States based on customers served. Insight owns, operates and manages cable television systems serving over 500,000 customers in six states, with over 93% of its customers clustered in Ohio, Illinois, Indiana. Such customers, as of December 31, 1998, included approximately 321,000 customers served by a joint venture between Insight and TCI, approximately 87,637 customers served by Insight Ohio and approximately 96,000 customers served directly by Insight.

     Insight was co-founded in 1985 by Sidney R. Knafel, Chairman of Insight, and Michael S. Willner, President and Chief Executive Officer of Insight, both of whom have been active in the cable business since the early 1970's. Kim D. Kelly joined Insight in 1990 as Executive Vice President and Chief Financial Officer and recently was named Chief Operating Officer. In addition to many years of conventional cable television experience, Insight's management team has been intimately involved in the development and deployment of full service telecommunications networks. In 1989, through an affiliated entity, Insight Communications Company U.K., L.P., Insight entered the U.K. cable television market, where today modern hybrid fiber-coaxial networks are deployed widely. Messrs. Knafel and Willner remain on the board of NTL, Inc., the publicly traded successor to the Insight U.K. affiliate and one of the three major cable television operators in the competitive U.K. market with franchises covering over five million homes, including pending acquisitions.

     A series of swaps, acquisitions and a joint venture have recently been executed resulting in the current composition of Insight. The largest of these transactions was the equal partnership between Insight and TCI, the largest MSO in the United States, in which, among other things, on October 31, 1998, the two companies contributed most of their Indiana cable systems into a joint venture serving approximately 321,000 customers in the State of Indiana, making the joint venture the largest operator in the state. As of December 31, 1998, Insight owned and managed cable systems serving over 500,000 customers located in six states including those in its joint venture, with TCI serving approximately 321,000 customers in Indiana and approximately 87,637 customers served in Columbus, as well as another approximately 96,000 customers served by systems 100% owned by Insight.

     On January 8, 1999, Insight and AT&T announced their intent to enter into a joint venture whereby the joint venture will provide telecommunication services to residents and small businesses served by Insight's cable systems, including the System, under the AT&T brand. Insight expects to enter into a definitive agreement with AT&T by the third quarter of 1999, with delivery of service by early 2000. Insight will invest up to 49% in the joint venture under a plan which will include, among other things, a cash payment to the cable partner for telephone capable plant, reimbursements for maintenance, monthly fees to the cash partner for the cable license and revenue sharing above certain levels.

INSIGHT BUSINESS STRATEGY

     Two years ago, Insight initiated a strategic plan designed to augment its core business of delivering multi-channel video. The strategy calls for:

 .    the upgrade of plant to a minimum of 750 MHz hybrid fiber-coaxial platforms from which to deploy new value-added services such as high-speed data access, digital video and telephony services;

 .    the reconfiguration of existing systems in a series of swaps to achieve customer clusters with a strong market presence; and

 .    an acquisition plan focused on markets with attractive demographics and a high ratio of customers to headends.

     The contribution of the System to Insight Ohio is an integral part of Insight's long-term business strategy. The System has a strong market presence in a state capital and academic center with a diverse, growing economy. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services.

SYSTEM OPERATING STRATEGY

     The System fits the profile of cable television systems that Insight seeks to own and operate. The System is large enough to have a significant market presence and all customers are serviced from one headend. In addition, Columbus is geographically proximate to other Insight cable systems with a customer universe having the type of demographic profile that Insight believes will widely accept new telecommunications offerings. IHO intends to aggressively implement Insight's upgrade strategy in Columbus.

     Insight is in the process of rebuilding the majority of the System to 870 MHz. This rebuild is expected to be completed by the first quarter of 2000. Management expects to increase revenues as the System upgrade is completed by adding new services such as digital cable, high-speed modems and other newly developing telecommunications services. Insight already has a national affiliation agreement with @Home to provide high-speed Internet connections over its cable television system infrastructure. Management either will extend that agreement to the System or will affiliate the System with Time Warner's Road Runner Internet service which is presently available in Time Warner's Columbus cable system.

     With respect to programming, Management believes it can effectively repackage the channel offerings to more advantageously compete without reducing revenue per customer. Management's strategy is to compete in the marketplace with its exclusive local programming, higher quality local service and increased new technology offerings as opposed to promotional discounts.

     Due to its relationship with MediaOne (formerly Continental Cablevision), Insight will provide programming discounts to the System through November 1999. After such date, Insight believes that through its strategic alliances with other major multiple system operators ("MSOs"), utilizing programming cooperatives or through its own purchasing power, it will be able to continue to obtain programming for the System at a cost lower than that previously available to Coaxial.

OVERBUILD

     In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. Insight Ohio and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the System served by both Insight Ohio and Ameritech pass approximately 122,440 homes, representing 71% of the System's total homes passed. Presently, Ameritech is pursuing an additional franchise with approximately 13,000 homes through an ordinance.

     Insight Ohio is currently rebuilding the System to 870 MHz. Management expects to begin servicing customers from the rebuilt network by June 1999. Insight Ohio will begin launching digital service, on a node by node basis, including a video-on-demand service and an interactive information service, by the end of the second quarter of 1999. Management expects to launch a high-speed data service during the third quarter of 1999.

     When the System was contributed to Insight Ohio, it implemented a strategy to end deep discounting in order to achieve rate stability in the market. Management believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for achieving rate integrity and increasing the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 1998, the average monthly revenue per customer increased from $43.30 to $46.85, while the number of customers decreased from 91,088 to 87,637. Management believes rates are stabilizing; most recently, Ameritech announced a $1.75 increase in the price of their standard cable service and a $0.26 increase in the price of pay-per-view movies, effective March 1, 1999.

TECHNOLOGICAL DEVELOPMENTS

     Management believes that in order to achieve consistently high levels of customer service, maintain a strong competitive posture and deploy important new technologies, a robust technical platform needs to be maintained. Presently the System is comprised of approximately 2,644 miles of plant passing approximately 171,753 homes resulting in a density of 65 homes per mile. Approximately 37% of the plant has been expanded to 490 MHz and approximately 63% is built at 468 MHz. The System is 100% addressable, with approximately 84% of the basic customers having addressable converters.

     The System's deployment of fiber optic cable began in 1989. Its use was originally for two main purposes: to improve end-of-the-line performance and to increase reach for service of areas as yet uncabled. In addition, the fiber program created a redundant network allowing for automatic backup in case of system failure. Presently, 72 nodes are active, allowing for narrow casting and differentiation of channel lineups from the single headend.

     Insight Ohio plans to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment. Insight Ohio is well along its plan to upgrade a majority of the System by the first quarter of 2000.

     All of the System's basic customers currently have access to addressable technology and approximately 84% have addressable converters in their homes. Addressable technology enables the System to electronically control the cable television services being delivered to the customer's home. As a result, the System can electronically upgrade or downgrade services to a customer immediately, from its customer service center, without the delay or expense associated with dispatching a technician to the customer's home. Addressable technology also reduces premium service theft, is an effective enforcement tool in the collection of delinquent payments and enables the System to offer pay-per-view services, including movies and special events.

     Management believes that active use of fiber optic technology as an alternative to coaxial cable is expected to play a major role in expanding channel capacity and improving the performance of the System. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The System will continue to deploy fiber optic cable further reducing amplifier cascades while improving picture quality and system reliability.

     Recently, high-speed cable modems and set-top boxes using digital compression technology have become commercially viable. These developments allow for the introduction of high-speed data services and Internet access and will increase the programming services available to customers. Digital compression technology provides for a significant expansion of channel capacity with up to 12 digital channels to be carried in the bandwidth of one analog channel. In three markets, Insight plans to go commercial with its @Home high-speed Internet service during April 1999. Insight Ohio intends to install two-way capability in the System rebuild and a wide-spread rollout for a high-speed Internet service is planned for late 1999.

MARKETING, PROGRAMMING AND RATES

     Marketing

     The System's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within its markets. The System surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' promotional campaigns. The System uses a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services and pay-per-view. Using a skilled team of marketing professionals, the System has competed by supporting an innovative variety of marketing activities, including the following:

     Promotion. The System's marketing team functions as an in-house ad agency
     ---------
handling graphic design, art direction, television scripting and radio scripting at significant savings over outside agencies. Using state-of-the-art software packages, the marketing team is able to produce direct mail, video, print and collateral marketing materials in-house. In addition, sophisticated in-house capabilities allow for the quick and inexpensive production of promotional and competitive educational spots to air on any of 20 channels for which the System has inserted advertising spots. Management zones the System's service areas into two regions: competitive and non-competitive. This zoning provides separate and distinct channel line-ups to customers in the competitive and non- competitive regions of the System. The System also has its CableData homes passed database zoned similarly. This provides a significant advantage by delivering a customized "competitive" message to only those customers in the zoned competitive area. The System has run an average of 15,000 marketing commercials per month, fully utilizing any unsold advertising spots.

     Telemarketing. The System's in-house telemarketing operation consists of an
     -------------
eight-person team including a supervisor and an order-entry person. A Telecorp predictive dialer is used which allows the telemarketing group to achieve better sales calls results. The telemarketing group also collects customer surveys and provides additional phone capacity to customer service representatives during peak periods such as heavy media campaigns.

     Guide. The System produces a 200-page monthly programming guide. The guide
     -----
features extensive custom features including the cover, pay-per-view, sports calendars, VCR+ Codes and a 16-page advertiser supported coupon section. The guide also gives the System a vehicle to provide customer notifications and any technical information that is traditionally delivered via more expensive bill inserts or direct mail. It is also customized and zoned to competitive and non-competitive areas. The guide is profitable with a 64% penetration.

     Apartment Management. Approximately 37% of the System's customers reside in
     --------------------
apartment housing units or Multiple Dwelling Units ("MDUs"). Management believes that in a competitive environment, the management of the MDU market and the apartment owners will grow in importance. The apartment group provides support for the entire MDU customer base. The group works with apartment managers throughout the System to manage move-in and move-out lists in an effort to maximize penetration within the market. It has developed strong working relationships with key apartment owners and managers and is an active member in The Greater Columbus Apartment Association. As of December 31, 1998, the group had executed exclusive contracts with apartment complexes representing 15% of the System's homes passed, providing a significant competitive advantage in the overbuilt market.

     Network Spot Sales. In addition to customer fees, the System derives a
     ------------------
modest amount of revenue from the sale of local spot advertising time on locally originated and satellite-delivered programming. The advertising sales operation currently inserts advertising spots on the following 20 channels: A&E, BET, Comedy Central, CNN, Discovery, ESPN, ESPN-2, Fox Family Channel, Fox Sports, Golf, Headline News, Home & Garden, Lifetime, MTV, Nickelodeon, TBS, TNN, TNT, TV Land and USA. The System utilizes digital insertion technology supplied by SeaChange Digital. As a result of the latest insertion equipment and an experienced and talented advertising team, the System generates approximately $40.21 of total advertising revenue per customer on an annual basis, placing it near the top of the industry in spot sales revenue.

     Home Shopping. The System also derives a modest amount of revenue from
     -------------
affiliations with home shopping services (which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts). Utilizing two full-time networks and one part-time network, the System generated home shopping revenues of $3.89 per customer in 1998.

     Other Advertising Sales. The System has also developed a classified channel
     -----------------------
designed both to attract new advertising clients as well as to create value-added programs which enhance customer satisfaction. Among the System's programming are several real estate programs, a career search program, leased access and a membership marketing program called "Cable Saver" which offers discounts at local merchants to customers, thus helping customers partially offset their cable bills. The System expects to generate approximately $6.13 per customer on an annual basis from classifieds. When combined with network spot sales, the System's strong advertising business affords it the top spot among MSOs when ranked by gross advertising revenue per basic customer.

     Central Ohio Sport! Television. In early 1998, the System teamed up with
     ------------------------------
the local Time Warner cable system to develop a local sports programming package under the brand "Sport!". This exclusive package is not available to Ameritech's cable customers. "Sport!" features as its cornerstone 31 Ohio State University games including women's basketball, men's ice hockey, women's volleyball, men's baseball and the annual Spring Football Game. In addition "Sport!" will offer 40 to 50 additional professional, collegiate and high school sporting events on the same exclusive basis.

     Production. The System produces all of the local programming for Central
     ----------
Ohio Sport! Television, as well as other events as varied as harness racing and marching band competitions. The System has a state-of-the-art commercial production facility, including a 1996 mobile production vehicle, electronic field production ("EFP") equipment and an on-line edit suite. The combination of the mobile truck, EFP equipment and the edit suite allow the vast majority of commercial production work to be done in-house at significant cost savings over outside production facilities.

     High Speed Internet Access. In May 1998, the System began offering high-
     --------------------------
speed Internet access via asymmetrical (telephone return) cable modems under the brand name Coaxial Express as an interim measure until a more robust two-way service is available following the rebuild. The service is provided in a "turnkey" fashion under an agreement with Frontier Global Center. As of December 31, 1998, the System had approximately 240 customers subscribing to this service.

     Programming

     The System has various contracts to obtain basic and premium programming for the System from program suppliers whose compensation is typically based on a fixed fee per customer. Due to its relationship with MediaOne (formerly Continental Cablevision), Insight will provide programming discounts to the System at MediaOne's rate card through November 1999. After such date, Insight believes that through its strategic alliances with other major MSOs, utilizing programming cooperatives or through its own purchasing power, it will be able to continue to obtain programming for the System at a cost lower than that presently available to Coaxial.

     Some program suppliers provide volume discount pricing structures or offer marketing support to the System. The System's successful marketing of multiple premium service packages emphasizing customer value enables the System to take advantage of such cost incentives. The System's programming costs are expected to increase in the future due to additional programming being provided to its customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. The System also has various retransmission consent arrangements with commercial broadcast stations which generally expire in December 1999 and beyond. None of these consents require payment of fees for carriage; however, the System has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by those stations.

     The System offers a "basic service tier," consisting primarily of local television channels (network and independent stations) available over-the-air, and local public, governmental and educational access channels. The System offers, for a monthly fee, an expanded basic tier of various satellite-delivered, non- broadcast channels (such as CNN, MTV, USA, ESPN and TNT). In addition to these services, the System provides premium services such as HBO, Cinemax, Showtime, The Movie Channel and Starz!, which are combined in different formats to appeal to the various segments of the viewing audience. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the System both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable the System to take advantage of programming agreements offering cost incentives based on premium service unit growth. Customers may subscribe to one or more premium service units. A "premium service unit" is a single premium service for which a customer must pay an additional monthly fee in order to receive the service. Management plans to upgrade the System using fiber optic technology, which will allow the System to expand the number of multiplexed premium screens (additional channels such as Showtime 2 and HBO Family) providing greater value for the customer. The upgrade will also give the System the ability to use "tiered" packaging strategies for marketing premium services and promoting niche programming services. Management believes that this ability will increase basic and premium penetration as well as revenue per basic customer. The System also provides five pay-per-view services purchased from independent suppliers such as Viewer's Choice and Showtime Event Television. These services are satellite-delivered channels, consisting principally of feature films, adult movies, live sporting events, concerts and other special events, usually presented without commercial interruption. Such pay-per-view services are offered by the System on a "per viewing" basis, with customers only paying for programs which they select for viewing.

     Rates

     Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 1998, the System's stated monthly basic service rate for residential customers was $11.47, the System's monthly expanded basic service rates for residential customers ranged from $14.93 to $18.65, and per-channel premium service rates (not including special promotions) ranged from $5.95 to $12.95 per service.

     A one-time installation fee, which the System may wholly or partially waive during a promotional period, is charged to new customers. The System charges monthly fees for converters and remote control devices. The System also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

     On February 11, 1997, a Petition for Determination of Effective Competition filed by Coaxial challenging the certification of the City of Columbus was granted by the FCC. This petition effectively revoked the City of Columbus' right to regulate the System's basic cable and equipment rates.

EMPLOYEES

     As of December 31, 1998, the System employed approximately 191 full-time equivalent employees, none of whom are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. Approximately 50% of the full-time employees have tenure of five years or longer. Although the Columbus area has relatively low unemployment and competition in hiring is intense, Management believes that it will continue to be successful in attracting and retaining highly qualified employees and maintaining good working relationships with its current employees.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

     The System is dedicated to quality customer service. Plans to make significant system improvements are designed in part to strengthen customer service through greater system reliability and the introduction of new services. Management seeks a high level of customer satisfaction by also employing a well-trained staff of customer service representatives and experienced field technicians.

     Overall, the System employs 56 customer service representatives, an average of one for every 1,565 customers, who answer phone calls and handle walk-in traffic. The System utilizes an automated response unit system to track and monitor customer calls, which allows customers to perform common functions such as checking account balances, recent payments or scheduled appointments using a touch-tone phone, without talking to a customer service representative. Customers can also use the automated response unit system to instantly upgrade premium services or order pay-per-view movies and events, as well as report service problems. All newly hired customer service representatives and technicians are trained in-house. Programmers and vendors provide training and product updates via representatives who visit the System office on a continual basis. Technicians are on call 24 hours per day, 365 days per year. All on-call technicians are equipped with pagers and two-way radios. During the work day, technicians communicate with the System office via business radios. The majority of re-connects and new connects or drop replacements are performed by in-house personnel. All disconnects are performed in-house.

     During December 1998, the System converted its billing system from the Cable Data system to the Convergys system. Management believes the Convergys billing system has several advantages including the ability to conduct metered and bundled billing. In addition, Insight uses the Convergys billing system for all of its cable television systems. With a uniform billing system, Insight can consolidate after hours calls into one call center achieving efficiencies while retaining strong customer service.

     In addition, the System is dedicated to fostering strong community relations in the communities served by the System. The System supports local charities and community causes through staged events and promotional campaigns, including Children's Hospital Miracle Network Telethon, the Penny-A-Day for Children Program, strong United Way support and Red Cross Blood Drive donations. The System also installs and provides free cable television service and Internet access to public schools, government buildings and not-for-profit hospitals in its franchise areas. Management believes that its relations with the communities in which the System operates are generally excellent.

FRANCHISES

     Cable television systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as:

 .    time limitations on commencement and completion of construction;

 .    conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

 .    the maintenance of insurance and indemnity bonds.

     The provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the "Communications Act")

     The System provides cable television service to residents of 41 governmental jurisdictions. Within each of these governmental jurisdictions, the System operates under authority granted by the local community or the State of Ohio. Actual franchise agreements are maintained with the 28 jurisdictions that possess the legal basis to grant such franchises consistent with federal and state law. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In the System, such franchise fees are passed through directly to the customers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communication Policy Act of 1984 (the "1984 Cable Act" and, together with the 1992 Cable Act, the "Cable Acts") prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permit the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The majority of the System's basic customers are in governmental jurisdictions that require a franchise. The table below groups all of the System's governmental jurisdictions by date of expiration of the authority to operate and presents the approximate number and percentage of basic customers for each group as of December 31, 1998.


                                       Number of        Percentage of     Percentage of Total
Year of Franchise Expiration          Franchises      Total Franchises      Basic Customers
----------------------------          ----------      ----------------      ---------------
1999 through 2001................         6                 15%                    14%
2002 and thereafter..............        35                 85%                    86%
                                         --                 ---                    ---
   Total.........................        41                 100%                   100%
                                         ==                 ===                    ===

     The Cable Acts provide, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. In addition, the Cable Acts established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     Management believes that it generally has good relationships with its franchising communities. The System has never had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the System eligible for renewal have been renewed or extended at or prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to the System.

THE CABLE TELEVISION INDUSTRY

     The cable television industry developed in the United States in the late 1940's and early 1950's in response to the needs of residents in predominantly and mountainous areas of the country where the quality of off-air television reception was inadequate due to factors such as topography and remoteness from television broadcast towers. In the late 1960's, cable television systems also developed in small and medium-sized cities and suburban areas that had a limited availability of clear off-air television station signals. All of these markets are regarded within the cable industry as "classic" cable television station markets. In more recent years, cable television systems have been constructed in large urban cities and nearby suburban areas, where good off-air reception from multiple television stations usually is already available, in order to provide the numerous, satellite-delivered channels carried by cable television systems which are not otherwise available via broadcast television reception. A cable television system receives television, radio and data signals that are transmitted to the system's headend site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial, and in some instances, fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non- exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

     Cable television systems offer customers various levels (or "tiers") of cable television services consisting of:

 .    off-air television signals of local network, independent and educational stations;

 .    various satellite-delivered, non-broadcast channels (such as CNN, MTV, USA
     Network, ESPN and TNT);

 .    certain programming originated locally by the cable television system (such as public, governmental and educational access programs); and

 .    informational displays featuring news, weather, stock market and financial reports and public service announcements.

     For an extra monthly charge, cable television systems also offer premium television services to their customers. These services (such as Home Box Office, Showtime and regional sports networks) are satellite-delivered channels consisting principally of feature films, live sports events, concerts and other special entertainment features, usually presented without commercial interruption.

     A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to customer revenue from these services, cable television operators generate revenue from additional fees paid by customers for pay-per- view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable television operators frequently also offer to their customers home shopping services, which pay the systems a share of revenue from sales of products in the systems' service areas.


COMPETITION


     The major source of competition for the System is the wireline overbuild by Ameritech. Ameritech has overbuilt approximately 122,440 homes passed in the System's service area, or approximately 71% of the total homes in the service territory as of December 31, 1998.

     Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

     Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Competition from other video service providers exists in areas served by the System. In a number of the franchise areas served by the System, the System faces direct competition from other franchised cable television operators. There can be no assurance, however, that additional cable television systems will not be constructed in other franchise areas of the System.

     Cable television operators also face competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable television systems. SMATV operators often enter into exclusive agreements with building owners or homeowners associations, although some states have enacted laws that authorize franchised cable television operators access to such private complexes. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering to these private residential and commercial developments packages of telephony, data and video services. Under the Telecommunications Act of 1996 (the "1996 Telecom Act"), SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed on cable television systems providing similar services, as long as they do not use public rights-of-way. For instance, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and are more likely to be profitable. The System passes over 430 MDU complexes within its service territory and currently has entry agreements, either exclusive or non-exclusive, with complexes totaling approximately 26,000 MDUs. The System currently provides programming to just over 14,000 of these MDUs, or 55% of the total MDUs passed. The ability of the System to compete for customers in residential and commercial developments served by SMATV operators is uncertain.

     The FCC has recently allocated a sizable amount of spectrum in the 27 to 31 GHz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which, among other uses, can deliver over 100 channels of programming directly to consumers' homes. The FCC completed an auction of this spectrum to the public in March 1998, in which the participation of cable television operators and local telephone companies was restricted. The extent to which the winning licensees in this service will use this spectrum in particular regions of the country to deliver multichannel video programming and other services to customers, and therefore provide competition to franchised cable television systems, is uncertain at this time.

     Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered broadcast and non-broadcast program services formerly available only to cable television customers. Most satellite-distributed program signals are electronically scrambled so as to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of satellite distributors and other competitors to purchase non-broadcast satellite- delivered programming. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna. DBS service is presently being heavily marketed on a nationwide basis by three service providers. The 1996 Telecom Act and FCC regulations preempt certain local restrictions on the location and use of DBS and other satellite receiver dishes.

     DBS systems currently have certain advantages over cable television systems with respect to programming and digital quality, as well as disadvantages that include high upfront costs and a lack of local programming, service and equipment distribution. One DBS provider, EchoStar, has announced plans to offer some local signals in a limited number of markets. A review by the U.S. Copyright Office is underway to determine if such offerings are permissible under the copyright law. In addition, legislation has been introduced in Congress to include carriage of local signals by DBS providers under the copyright law. The ability of DBS to deliver local signals would eliminate a significant advantage that cable television operators currently have over DBS providers. The System will magnify its competitive service price points and seek to maintain programming parity with DBS by selectively increasing channel capacities of the System and introducing new premium channels, pay-per-view and other services. Management estimates that there are approximately 6,800 DBS customers in the System's service area as of December 31, 1998. Management believes that DBS erosion will be minimal due to the marketing department's ability to properly educate customers regarding pricing and packaging and offering high value-added channel line-ups.

     Cable television systems also compete with wireless program distribution services such as MMDS, which uses low-power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services generally provide many of the programming services provided by cable television systems, and digital compression technology is likely to increase significantly the channel capacity of their systems.

     MMDS service requires unobstructed "line of sight" transmission paths. In the majority of the System's franchise service areas, prohibitive topography and "line of sight" access have and are likely to continue to limit competition from MMDS systems. Moreover, in the majority of the System's franchise areas MMDS operators face significant barriers to growth since the lower population densities make these areas less attractive. Management is not aware of any significant MMDS operation currently within its cable television franchise service areas. American Telecasting Inc. ("ATI") is an MMDS operator providing service in the Columbus area and covering most of the System's service areas. The System has run numerous competitive ad campaigns educating consumers regarding the shortfalls of the ATI product, such as the limited number of channels, the massive antennae required and service issues. Management estimates that ATI has built a customer base of less than 500 customers in the System's service areas.

     Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their financial resources, electric utilities could be formidable competitors to traditional cable television systems.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the System.

Legislation and Regulation

     The cable television industry is regulated by the FCC, some state governments and the applicable local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the System and the cable television industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. Management believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the System.

     Federal Legislation

     The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a host of rulemakings to implement the 1996 Telecom Act, the final outcome of which cannot yet be determined.

     Federal Regulation

     The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

          Rate Regulation
          ---------------

     The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates all rates. Additionally, the 1992

Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers ("CPST") (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding CPST rates to franchising authorities only, after first receiving two rate complaints from local basic customers, and ended FCC regulation of CPST rates immediately for small systems owned by small cable operators and on March 31, 1999 for all other cable television systems. The System is not a "small cable operator" under the 1996 Telecom Act.

     The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

     As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies" (the "small system rules"). A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company (i.e., a larger cable television company does not own more than a 20 percent equity share or exercise de jure control). This small system rate-setting methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. The System was a "small cable company" prior to the October 30, 1998 consummation by Insight of the TCI transaction but it no longer enjoys this status.

     On February 11, 1997, a Petition for Determination of Effective Competition filed by Coaxial challenging the certification of the City of Columbus was granted by the FCC. This petition revoked the City of Columbus' right to regulate the System's basic cable and equipment rates, and the FCC's right to regulate the System's CPST rates.

     Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

          Carriage of Broadcast Television Signals
          ----------------------------------------

     The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system (i.e., the system is located in the station's Area of Dominant Influence) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 1999. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the System, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

          Franchise Fees
          --------------

     Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

          Renewal of Franchises
          ---------------------

     The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, Management is not aware of any current or past material failure on its part to comply with its franchise agreements. Management believes that it has generally complied with the terms of its franchises and has provided quality levels of service.

     The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

          Channel Set-Asides
          ------------------

     The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

          Competing Franchises
          --------------------

     Questions concerning the ability of municipalities to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

          Ownership
          ---------

     The 1996 Telecom Act repealed the statutory ban against local exchange carriers ("LECs") providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, LECs may provide video service as broadcasters, common carriers, or cable operators. In addition, LECs and others may also provide video service through "open video systems" ("OVS"), a regulatory regime that may give them more flexibility than traditional cable television systems. OVS operators (including LECs) may operate open video systems without obtaining a local cable franchise, although they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, OVS operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an OVS, two-thirds of the channels must be made available to programmers unaffiliated with the OVS operator.

     The 1996 Telecom Act generally prohibits LECs from purchasing cable television systems (i.e, any ownership interest exceeding 10%) located within the LEC's telephone service area, prohibits cable operators from purchasing LECs whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and LECs operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or LEC serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in cases where: (i) the operator of a cable television system or the LEC would be subject to undue economic duress if such provisions were enforced; (ii) the system or facilities would not be economically viable in the absence of a buyout or a joint venture; or (iii) the anticompetitive effects of the proposed transaction are clearly outweighed by the transaction's effect in light of community needs. The respective local franchising authority must approve any such waiver.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has recently initiated a Notice of Proposed Rulemaking reviewing these cable attribution rules, including whether various corporate, financial, partnership or business relationships that confer influence or control over an entity engaged in provision of cable services should be subject to regulation. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional. The FCC has also recently issued a Notice of Proposed Rulemaking seeking comment on possible further revisions to this rule.

     The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels.

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

          Access to Programming
          ---------------------

     The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming to cable companies.

          Equal Employment Opportunities
          ------------------------------

     The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable television system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual Equal Employment Opportunities reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the Equal Employment Opportunities requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

          Privacy
          -------

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator were found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

          Franchise Transfers
          -------------------

     The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

          Technical Requirements
          ----------------------

     The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

     The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors ("MVPD"). Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their MVPD so long as the equipment does not harm the network, does not interfere with the services purchased by other customers, and is not used to receive unauthorized services. As of July 1, 2000, MVPDs (other than DBS operators) are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the MVPD with set-top units purchased or leased from retail outlets. As of January 1, 2005, MVPDs will be prohibited from distributing new set-top equipment integrating both security and non- security functions to their customers.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an Emergency Alert System ("EAS"). The rules require all cable television systems to provide an audio and video EAS message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video EAS message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of EAS messages, such as a terminal that displays EAS messages and activates other alerting mechanisms or lights, or to provide audio and video EAS messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install EAS equipment capable of providing audio and video EAS messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level EAS message on all programmed channels or installing EAS equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video EAS message on one programmed channel. This must be accomplished by October 1, 2002.

          Pole Attachments
          ----------------

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Ohio, the state in which the System operates, has made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised.

Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offer telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula will not begin until 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of Internet service will not, in and of itself, trigger use of the new formula. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

          Other FCC Matters
          -----------------

     FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; nonduplication of network programming; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

     The FCC recently adopted new procedural guidelines governing the disposition of home run wiring (a line running to an individual customer's unit from a common feeder or riser cable) in MDUs. MDU owners can use these new rules to attempt to force cable television operators without contracts to either sell, abandon or remove home run wiring and terminate service to MDU customers unless operators retain rights under common or state law to maintain ownership rights in the home run wiring.

     The 1996 Telecom Act requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. With respect to other kinds of channels, the 1996 Telecom Act requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

          Copyright
          ---------

     Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

     Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator. Cable television industry negotiations with ASCAP, BMI and SESAC, Inc. (a smaller performing rights organization) are in progress.

     State and Local Regulation

     Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, Ohio, the state in which the System currently operates, has not enacted state level regulation.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the System can be predicted at this time.

ITEM 2.  PROPERTIES

     The System's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend and distribution systems and customer house drop equipment for its cable television systems. The signal receiving apparatus includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. The headend, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, is located near the receiving devices. Most basic customers of the System utilize converters that can be addressed by sending coded signals from the headend facility over the cable network. The System's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

     The System owns parcels of real property for signal reception sites (one antenna tower and one headend). The System also leases one small office and one hub location. Management believes that its properties, both owned and leased, are in suitable condition adequate for the System's operations.

     The System's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the System require periodic upgrading to improve system performance and capacity.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which any of the Registrants is a party or to which any of their properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the holders of the Senior Discount Notes during the three months ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   There is no public trading market for the equity of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio. There are one, one and two holders of the equity of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     Coaxial LLC and Coaxial Financing Corp. were formed on July 24, 1998. As such, these entities were not in existence for the historical periods presented in the following tables. The historical information of Coaxial Communications of Central Ohio, Inc. for the years ended December 31, 1997, 1996, 1995 and 1994 is shown as it represents the predecessor entity which has been consolidated by Coaxial LLC as of and for the year ended December 31, 1998. The following tables present selected historical financial data for Coaxial LLC and Phoenix Associates as of and for the five years ended December 31, 1998 and selected historical financial data for Insight Ohio and Coaxial Financing Corp. as of and for the period ended December 31, 1998. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Report.


                                  COAXIAL LLC
                (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  1998         1997          1996           1995          1994
                                                                  ----         ----          ----           ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $  47,956    $ 48,229       $ 50,418      $  46,831       $ 43,546
Operating expenses:
         Service and administrative.........................     27,832       27,391         25,236         21,920         20,830
Severance and transaction structure costs...................      4,822            -              -              -              -
         Management fee.....................................        493            -              -              -              -
         Home office........................................      1,370        1,498          1,697          1,695          1,316
         Depreciation and amortization......................      5,311        5,256          5,350          4,837          4,010
                                                               --------     --------       --------       --------       --------
                  Total operating expenses..................     39,828       34,145         32,283         28,452         26,156
Operating income............................................   $  8,128     $ 14,084       $ 18,135       $ 18,379       $ 17,390
         Interest expense, net..............................      2,678        1,230            426          1,033            864
         Other expense......................................        421          271            248            251            261
                                                               --------     --------       --------       --------       --------
Net income before
         extraordinary item.................................   $  5,029     $ 12,583       $ 17,461       $ 17,095       $ 16,265
         Extraordinary item - loss on debt retirement.......       (847)           -              -              -           (130)
                                                               --------     --------       --------       --------       --------
Net income..................................................   $  4,182     $ 12,583       $ 17,461       $ 17,095       $ 16,135
                                                               ========     ========       ========       ========       ========

FINANCIAL RATIOS AND OTHER DATA:
System Cash Flow (1)........................................   $ 20,124     $ 20,838       $ 25,182       $ 24,911       $ 22,716
System Cash Flow margin.....................................       42.0%        43.2%          49.9%          53.2%          52.2%
Operating Cash Flow (2).....................................     18,261       19,340         23,485         23,216         21,400
Capital expenditures........................................      7,369        5,570          5,998          5,724          5,486
Net cash provided by operating activities...................     13,050       18,622         24,369         21,895          5,266
Net cash used in investing activities.......................      3,470       15,242         19,551         19,914          5,441
Net cash used in financing activities.......................      1,446        3,712          4,582          1,623            525

OPERATING DATA: (AT END OF PERIOD, EXCEPT
AVERAGE AND ANNUALIZED DATA)
Homes passed (3)............................................    171,753      166,306        161,018        156,613        152,562
Basic subscribers (4).......................................     87,637       91,873         88,056         86,041         82,166
Basic penetration (5).......................................       51.0%        55.2%          54.7%          54.9%          53.9%
Premium service units (6)...................................     90,032       80,013         68,720         74,087         74,529
Premium penetration (7).....................................      102.7%        87.1%          78.0%          86.1%          90.7%
Average monthly revenue per basic subscriber (8)............   $  44.52     $  44.67       $  48.27       $  46.40       $  44.70
System Cash Flow per basic subscriber.......................   $ 224.21     $ 231.62       $ 289.28       $ 296.20       $ 279.78

BALANCE SHEET DATA:   (AT THE END OF THE
PERIOD)
Total assets................................................   $ 56,532     $109,655       $102,099       $ 87,946       $ 71,677
Total debt..................................................     67,204       47,236         50,442         40,375         34,123
Total liabilities...........................................     77,233       55,328         59,767         50,927         44,062
Total member's equity (deficit).............................    (20,701)      54,327         42,332         37,019         27,615

                              PHOENIX ASSOCIATES
                            (DOLLARS IN THOUSANDS)


                                                           YEAR ENDED DECEMBER 31,
                                             1998        1997        1996        1995        1994
                                          ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
 Home office..........................    $       -   $       -   $       -   $       -   $       4
                                          ---------   ---------   ---------   ---------   ---------
   Total operating expenses...........            -           -           -           -           4
Operating loss........................            -           -           -           -          (4)
   Interest expense, net..............    $  12,350   $  12,094   $  12,490   $  12,362   $   7,265
   Other expense......................           61          89         106         120         167
                                          ---------   ---------   ---------   ---------   ---------
Net loss before extraordinary item....      (12,411)    (12,183)    (12,596)    (12,482)     (7,436)
Extraordinary item-(loss) gain........          100       3,315           -           -        (755)
                                          ---------   ---------   ---------   ---------   ---------
Net loss..............................    $ (12,311)  $  (8,868)  $ (12,596)  $ (12,482)  $  (8,191)
                                          =========   =========   =========   =========   =========


BALANCE SHEET DATA: (AT END OF PERIOD)
Total assets..........................    $   4,413   $   7,954   $   9,218   $   8,592   $   8,105
Total debt............................      105,565     178,365     170,762     157,448     144,514
Total liabilities.....................      109,406     178,366     170,762     157,540     144,572
Total partners' deficit...............     (104,993)   (170,412)   (161,544)   (148,948)   (136,466)

                            COAXIAL FINANCING CORP.
                            (DOLLARS IN THOUSANDS)


                                          DECEMBER 31, 1998
                                          -----------------
BALANCE SHEET DATA:
Total assets...........................              $1,000
Total debt (to be paid by Coaxial LLC).                   -
Total liabilities......................                   -
Total shareholders' equity.............               1,000

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                                           FOR THE PERIOD
                                                                                      FROM AUGUST 21, 1998
STATEMENT OF OPERATIONS DATA:                                                         TO DECEMBER 31, 1998
                                                                                      --------------------
Revenues..............................................................................           $ 17,276
Operating Expense:
Service and administrative............................................................              8,912
         Management fee...............................................................                493
Depreciation and amortization.........................................................              1,899
                                                                                                 --------
Total operating expenses..............................................................           $ 11,304
Operating income......................................................................              5,972
Interest income, net..................................................................                 25
Other income..........................................................................                 11
                                                                                                 --------
Net Income............................................................................           $  6,008
Accrual of Preferred Interests........................................................             (6,649)
                                                                                                 --------
Loss on Common Interest...............................................................           $   (641)
                                                                                                 ========

FINANCIAL RATIOS AND OTHER DATA:
System Cash Flow(1)...................................................................           $  8,364
System Cash Flow margin...............................................................               48.4%
Operating Cash Flow(2)................................................................              7,871
Capital expenditures..................................................................              3,620
Net cash provided by operating activities.............................................              8,868
Net cash used in investing activities.................................................              3,909
Net cash used in financing activities.................................................              1,749

OPERATING DATA:
(AT END OF PERIOD, EXCEPT AVERAGE AND ANNUALIZED DATA)
Homes passed(3).......................................................................            171,753
Basic subscribers(4)..................................................................             87,637
Basic penetration(5)..................................................................               51.0%
Premium service units(6)..............................................................             90,032
Premium penetration(7)................................................................              102.7%
Average monthly revenue per basic subscriber(8).......................................           $  44.81
Annualized System Cash Flow per basic subscriber(9)...................................           $ 244.99


BALANCE SHEET DATA: (AT THE END OF THE PERIOD)
Total assets..........................................................................           $ 41,968
Total debt............................................................................              1,257
Preferred Interests...................................................................            170,000
Total liabilities and preferred interests.............................................            186,686
Total members' deficit................................................................           (144,719)

     The financial statements of Insight Communications of Central Ohio, LLC as of December 31, 1998 and for the period from August 21, 1998 to December 31, 1998 are included in the consolidated financial statements of Coaxial Communications of Central Ohio, Inc.

                NOTES TO SELECTED FINANCIAL AND OPERATING DATA

(1) Represents Operating Cash Flow (as defined below in Note 2) plus home office expense for periods prior to the acquisition of the System, and Operating Cash Flow plus management fees for periods after or which give effect to the acquisition of the System. Management believes that System Cash Flow is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, System Cash Flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. System Cash Flow, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including the Statements of Cash Flows, included elsewhere in this Report.

(2) Represents earnings before depreciation, amortization, severance and transaction structure costs, interest expense, other expenses, and extraordinary item. Management believes that Operating Cash Flow is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, Operating Cash Flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Operating Cash Flow, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including the Statements of Cash Flows included elsewhere in this Report.

(3) Refers to estimates by management of the approximate number of dwelling units in a particular community that can be connected to the System.

(4) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts are included on an equivalent basic unit basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.

(5) Calculated as basic subscribers as a percentage of homes passed.

(6) Includes only single channel services offered for a monthly fee per channel and does not include tiers of channels offered as a package for a single monthly fee. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(7) Calculated as premium service units as a percentage of basic subscribers.

(8) Represents revenues of the System during the respective period divided by the months in the period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

(9) Represents Annualized System Cash Flow during the respective period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.

PRIVATE OFFERING OF DISCOUNT NOTES AND SENIOR NOTES AND ACQUISITION OF SYSTEM BY INSIGHT OHIO

     Coaxial LLC and Coaxial Financing Corp. completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their Senior Discount Notes in connection with the Financing Plan discussed under "Liquidity and Capital Resources," which included the contribution of the System to Insight Ohio. Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC, which are secured by the remaining 32.5% of the common stock of Coaxial. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio.

     As part of the Financing Plan, Coaxial and Phoenix Associates, an affiliated general partnership, completed a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their Senior Notes. The Senior Notes are also guaranteed on a conditional basis by Insight Ohio. The conditional guarantee of the Senior Discount Notes is subordinated to the conditional guarantee of the Senior Notes. As a result of the Financing Plan, Coaxial has only nominal assets except for its ownership of 25% of the non-voting common membership interests in Insight Ohio and 100% of the voting Preferred Interests.

     The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series B Preferred Interests will be used to pay dividends to the Individual LLCs, which dividends will be used to pay interest and principal on the Senior Discount Notes and the distributions from the Series A Preferred Interests will be used to pay interest and principal on the Senior Notes. Distributions by Insight Ohio will be subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

     Coaxial LLC and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Discount Notes. Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Notes. IHO, a wholly-owned subsidiary of Insight Communications Company, L.P., serves as the manager of the System.

     The following discussion relates to the historical operations of Coaxial LLC for the year ended December 31, 1998 compared to the historical operations of Coaxial for the years ended December 31, 1997 and 1996. On August 21, 1998, all of the assets and liabilities comprising the System were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, (i) Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial and (ii)

Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are consolidated into the financial statements of Coaxial LLC. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to December 31, 1998. The historical operating results of Coaxial LLC presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC presented below appear elsewhere in this report under the heading "Coaxial LLC."

OVERVIEW

     Revenues generated by the System are primarily attributable to monthly subscription fees charged to basic customers for basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental. Premium revenues primarily consist of monthly subscription fees for programming provided on a per channel basis. In addition, other revenues are derived from installation and reconnection fees charged to basic customers to commence or discontinue service, pay-per-view charges, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services.

     System operating expenses consist of service and administrative expenses, home office expenses and depreciation and amortization. Service and administrative expenses include direct costs, such as fees paid to programming suppliers, expenses related to copyright fees, bad debt expense, and franchise and use fees. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Service and administrative expenses also include costs attributable to the operation of the System, including wages and salaries and other expenses related to plant operating activities, customer service operations, marketing, billing, advertising sales and video production. Prior to August 21, 1998, service and administrative expenses also included costs attributable to finance and accounting, human resources and other administrative functions. Upon consummation of the Financing Plan, such expenses were replaced by the management fee arrangement with IHO.

     The System relies on IHO for all of its strategic, managerial, financial and operational oversight and advice. IHO also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Discount Notes and the Senior Notes, IHO is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Discount Notes and the Senior t Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in service and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 were $48.0 million, compared to $48.2 million for the year ended December 31, 1997. For the year ended December 31, 1998, subscribers served averaged 89,755, as compared with 89,965 in 1997. Effective January 1998, Coaxial no longer included franchise fees in revenue due to a change in Coaxial's financial reporting which caused 1998 revenue to be lower by approximately $1.0 million. On a pro forma basis, including franchise fees, revenue for the year ended December 31, 1998 was 7.7% higher than the previous year, primarily reflecting a 22.9% increase in advertising revenue, which includes production revenue. In addition, revenues were depressed by the former owner's program of deeply discounting its service by more than 55% of the System's rate card. The program was initiated in late July 1997 and continued through June 1998. Therefore, the full impact of the approximately 16,000 subscribers billed at promotional rates will not be fully evident until fiscal 1999.

     Service and administrative expenses increased to $29.7 million for the year ended December 31, 1998, compared to $28.9 million in 1997, an increase of $800,000, or 2.8%. Programming expenses increased by 15.4%, from $10.4 million in 1997 to $12.0 million in 1998, reflecting additional channels provided in the competitive areas, an increase in customers and annual increases in programming rates offset by savings realized through Insight's purchasing discounts. The System was charged home office expenses that include costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the year ended December 31, 1998, such expenses totaled $1.4 million, an increase of $100,000, or 7.7%, from 1997. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it receives a management fee. Service and administrative expenses, which accounted for 66.1% of total revenue for the period ended August 21, accounted for only 54.5% of total revenue from August 21 through the end of year reflecting Coaxial's new cost structure. In particular, programming fees were approximately 6.0% less on a per customer basis due to discounts available to Coaxial. In addition, on an annualized basis, personnel expenses were less by approximately 16.7% due to the elimination of duplicative administrative personnel.

     Severance and transaction structure costs of $4.8 million were incurred for the year ended December 31, 1998 as a result of the Financing Plan and the related contribution of the System to Insight Ohio. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

     Depreciation and amortization remained flat at $5.3 million for the years 1998 and 1997.

     Net interest expense increased approximately $1.4 million to $2.7 million for the year ended December 31, 1998 due primarily to interest on the Senior Discount Notes from August 21, 1998 through December 31, 1998.

     In 1998, an extraordinary loss of $847,000 was recognized due to the refinancing of Coaxial's bank debt that existed prior to August 21, 1998.

     Net income decreased to $4.2 million for the year ended December 31, 1998 from net income of $12.6 million for the year ended December 31, 1997 for the reasons set forth above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues for the year ended December 31, 1997 were $48.2 million, compared to $50.4 million for the year ended December 31, 1996, a decrease of $2.2 million, or 4.4%. Basic, standard and premium revenues accounted for nearly all of the decrease, declining from $41.3 million in the 1996 period to $39.2 million in the 1997 period, a decrease of $2.1 million, or 5.1%. This decline in revenue reflects the full impact of the competitive environment for approximately 23,000 customers who were overbuilt in the last half of 1996, the addition of approximately 23,000 customers to the overbuilt areas during 1997 and the effect of a promotional campaign used to acquire customers in the last half of 1997. The overall result of the rate reductions and promotional campaign was alleviated by customer growth during 1997, from approximately 88,000 at the end of 1996 to approximately 91,900 at year-end 1997, an increase of 4.4%. Other revenue declined by $157,000, or 7.2%, to $2.0 million for 1997, from $2.2 million in 1996, primarily due to installation revenues which were lower due to promotional offerings. Advertising revenues increased to $3.4 million for 1997, from $3.1 million in 1996, an increase of 9.7%.

     Service and administration expenses (including home office) rose to $28.9 million for the year ended December 31, 1997, compared to $26.9 million for the same period in 1996, an increase of 7.4%. Fees for basic and standard programming were $6.4 million in 1997, compared to $4.9 million in 1996, an increase of 30.6%. The increase in programming costs reflected additional services added in the competitive areas, customer growth and fee increases. Home office expenses were $1.5 million in 1997, a decrease of $200,000, or 11.8%, from $1.7 million in 1996. The reduction resulted primarily from the elimination of salaries for shareholder officers. In addition to programming costs, other expenses increased from $14.4 million in 1996 to $15.2 million in 1997, an increase of $800,000, or 5.6%. Of this increase, $500,000 occurred in general and administrative and personnel accounts due to increases in benefit costs, legal fees and office rent.

     Depreciation and amortization decreased by $100,000, or 1.8%, to a total of $5.2 million in 1997.

     Net interest expense increased approximately $800,000 to $1.2 million for the year ended December 31, 1997.

     Net income decreased to $12.6 million for the year ended December 31, 1997 from $17.5 million for the year ended December 31, 1996 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The cable television business is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. The capital expenditures relating to Coaxial LLC totaled $7.4 million for the year ended December 31, 1998 and $5.6 million for the year ended December 31, 1997. These expenditures were primarily for serving new homes, the rebuild of cable plant, equipment purchases, the upgrade and replacement of service vehicles and routine maintenance and replacement of cable plant and related equipment. Prior to August 21, 1998, the capital expenditures were financed through borrowings under a senior credit facility among Coaxial, Phoenix, certain of their affiliates, The Chase Manhattan Bank, as agent, and certain lenders (the "Chase Credit Facility") and cash flows from operations. Subsequent to August 21, 1998, the capital expenditures were financed by cash received from the Financing Plan and cash flows from operations.

     IHO plans to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

     Capital expenditures are expected to approximate $35.0 million during 1999 to support not only ongoing plant extensions, new customer additions and maintenance capital, but also to fund an upgrade of a significant portion of the plant to 870 MHz and to activate plant for 2-way transmission, which is necessary to facilitate the deployment of interactive services. It costs approximately $1,500/mile to activate 2-way or reverse plant. IHO expects to complete the upgrade of the plant with 2-way activation within 16 months. IHO had originally planned to rebuild the plant to 750 MHz, but upon further review, decided to expand the plant capacity to 870 MHz. In addition, IHO decided to enlarge the upgrade by approximately 400 miles. The combination of these changes will result in incremental capital costs of approximately $8.0 million. In September 1998, IHO announced that it would fund the additional costs by an additional infusion of $8.0 million of equity into Insight Ohio.

     The Senior Discount Notes Offering was part of the Financing Plan implemented to facilitate the organization of Insight Ohio, the acquisition of the System by Insight Ohio and to provide for the System's liquidity and operational and financial flexibility. Pursuant to the Financing Plan:

 . Coaxial contributed to Insight Ohio substantially all of the assets comprising the System for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as the voting Preferred Interests in Insight Ohio, which provide for distributions to Coaxial that will be used to pay interest and principal on the Senior Notes and to pay dividends to the Individual LLCs that will be used to pay interest and principal on the Senior Discount Notes;

 . IHO contributed $10.0 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio;

 .  Coaxial LLC and Coaxial Financing Corp. effected the Senior Discount Notes
   Offering;

 .  Coaxial and Phoenix effected the Senior Notes Offering; and

 .  a portion of the existing bank indebtedness of Coaxial LLC and Coaxial
   Financing Corp. and certain of their affiliates was repaid and the balance was purchased by CIBC Oppenheimer Corp. ("CIBC") and restructured in accordance with an agreement among the parties.

     The gross proceeds received by Coaxial LLC and Coaxial Financing Corp. from the Senior Discount Notes Offering were approximately $30.0 million. Proceeds from such private offering were used for the repayment of outstanding indebtedness (approximately $28.9 million). CIBC purchased certain outstanding indebtedness (approximately $136.4 million) of Coaxial and Phoenix and restructured that debt in accordance with the Financing Plan. CIBC funded such purchase with proceeds from the Senior Notes Offering. The remaining proceeds from the Senior Discount Notes Offering and the Senior Notes Offering and the $10.0 million cash contribution from IHO were used for working capital (approximately $2.9 million), deferred compensation and severance payments (approximately $3.0 million) and fees and expenses (approximately $8.8 million).

     Insight Ohio entered into the Senior Credit Facility on October 7, 1998 with Canadian Imperial Bank of Commerce (which is an affiliate of CIBC), as agent ("Canadian Imperial Bank"), for the purpose of financing its future capital expenditures and for working capital and general purposes, including the planned upgrade of the System's technical capability, as discussed above. The Senior Credit Facility is a six-year $25 million reducing revolving credit facility. As of December 31, 1998, no borrowings had been made under the Senior Credit Facility and $25 million remains available for borrowing.

     Coaxial LLC and Coaxial Financing Corp. expect to make interest payments on the Senior Discount Notes from funds distributed to Coaxial in respect of the Series B Preferred Interests in Insight Ohio to the extent permitted under the terms of its Senior Credit Facility. Insight Ohio accrues preferred dividends in respect of the Series B Preferred Interests. Coaxial and Phoenix expect to make interest payments on the Senior Notes from funds distributed to Coaxial in respect of the Series A Preferred Interests in Insight Ohio to the extent permitted under the terms of its Senior Credit Facility. Insight Ohio accrues preferred dividends in respect of the Series A Preferred Interests.

     Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at Canadian Imperial Bank's prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow, in the case of prime rate loans, 0.75% or, if under a 5:1 ratio, 0.25%; and in the case of Eurodollar loans, 2.0% or, if under a 5:1 ratio, 1.5%.

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Discount Notes and the Senior Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business.

     The Indentures impose (i) restrictions, that, among other things, limit the amount of additional indebtedness that may be incurred by Coaxial LLC and Coaxial Financing Corp. and their subsidiaries (including Insight Ohio) and (ii) limitations on, among other things, investments, loans and other payments, certain transactions with affiliates and certain mergers and acquisitions.

     The ability of Insight Ohio to comply with the covenants and restrictions of the Indentures and the Senior Credit Facility can be affected by events beyond its control, and there can be no assurance that Insight Ohio will achieve operating results that would permit compliance with such provisions. The breach of certain provisions of the Senior Credit Facility would, under certain circumstances, result in defaults thereunder, permitting the lenders thereunder to prevent distributions with respect to the Preferred Interests and to accelerate the indebtedness thereunder. If Insight Ohio were unable to repay the amounts due in respect of the Senior Credit Facility, the lenders thereunder could foreclose upon the assets pledged to secure such repayment. Any of such events would adversely affect the ability of Coaxial LLC and Coaxial Financing Corp. to service the Senior Discount Notes or the ability of Insight Ohio to comply with the redemption provisions of the Series B Preferred Interests.

     Cash provided by operations for the year ended December 31, 1998 was $13.1 million compared to $18.6 million for the same period in 1997. This decrease in Coaxial's net cash flow from operations is the result of a decrease in net income primarily due to the $4.8 million paid for severance and transaction structure cost.

     Cash used in investing activities for the years ended December 31, 1998 and 1997 was $3.5 million and $15.2 million, respectively. For the years ended December 31, 1998 and 1997, Coaxial had capital expenditures of $7.4 million and $5.6 million, respectively, to build plant and purchase equipment needed to service customers.

     Cash used in financing activities for the year ended December 31, 1998 was $1.4 million. Cash used in financing activities resulted primarily from the issuance of the Senior Discount

Notes, the Senior Notes and the $10 million contribution by IHO which was subsequently offset by approximately $7.6 million of capital distributions and funds loaned to Coaxial DSM LLC and Coaxial DJM LLC. For the year ended December 31, 1997, cash used in financing activities was $3.7 million. This cash was used primarily for capital lease payments.

     Management anticipates that cash flows from operations, together with the announced $8.0 million infusion by IHO and amounts available under Insight Ohio's Senior Credit Facility, will be sufficient to finance the operating requirements of the System, debt service requirements, distributions on the Preferred Interests and anticipated capital expenditures for the next year.

INFLATION AND CHANGING PRICES

     Coaxial's costs and expenses are subject to inflation and price fluctuations. Although changes in costs can be passed through to customers, such changes may be constrained by competition. Management does not expect inflation to have a material effect on Coaxial's results of operations.

YEAR 2000

     The Year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Insight Ohio and other companies in the same business are vulnerable to their dependence on distribution and communications systems.

     Insight Ohio's greatest Year 2000 exposure is presented by its third party billing system which is responsible for mailing monthly bills to customers and maintaining customer data. Insight Ohio has recently implemented the Convergys billing system. Convergys has informed Insight Ohio that testing of the billing system was completed by the first quarter of 1999.

     Management believes that the remaining systems of Insight Ohio will be fully Y2K compliant by the end of the third quarter of 1999. Insight Ohio has completed an inventory of all areas which are at risk and is in the process of replacing and upgrading all equipment and software as needed. Due to Insight's affiliation with TCI, Insight Ohio is a member of TCI's Year 2000 task force. This allows Insight Ohio access to TCI's extensive database which details various vendors', suppliers' and programmers' Year 2000 compliance. Management estimates that the total cumulative costs relating to its efforts to make its systems Y2K compliant will be approximately $120,000, of which $20,000 has been incurred as of December 31, 1998.

     Management believes that the expenditures required to bring Insight Ohio's systems into compliance will not have a materially adverse effect on Insight Ohio's performance. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Moreover, to operate its business, Insight Ohio relies on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. Insight Ohio's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruptions. Insight Ohio is in the process of contacting its third party service providers about their Year 2000 readiness, but Insight Ohio has not yet received any assurances from any such third parties about their Year 2000 compliance. If Insight Ohio's key third party service providers do not adequately address their Year 2000 issues, Insight Ohio's business may be materially affected, which could result in a materially adverse effect on Insight Ohio's results of operations and financial condition.

     Insight Ohio has not, as of yet, developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event Insight Ohio or any key third party providers should fail to become Year 2000 compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose any of them to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio have not entered into forward or future contracts, purchased options or entered into swaps.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages F-1 through F-46 comprising a portion of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Subsequent to the Financing Plan, IHO, the manager of the System, replaced Arthur Andersen LLP with Ernst & Young LLP to audit and report on the 1998 financial statements of Coaxial LLC, Coaxial Financing Corp., Coaxial, Phoenix and Insight Ohio. Coaxial LLC, Coaxial Financing Corp., Coaxial, Phoenix and Insight Ohio did not have any disagreements with Arthur Andersen LLP on accounting or financial disclosure matters.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Individual LLCs, Coaxial, Insight Ohio, IHO and Insight. Insight is the parent of IHO which serves as manager of the Individual LLCs and Insight Ohio and thereby effectively controls the management and affairs of the Individual LLCs, Coaxial and Insight Ohio. The executive officers of Insight are compensated by way of management fees paid by Insight Ohio to IHO. Sidney R. Knafel serves as the sole director of Insight Communications, Inc. ("ICI"), which serves as the general partner of ICC Associates, L.P., the general partner of Insight. Sidney Knafel, Michael Willner and Kim Kelly serve as the directors of Coaxial. The table also includes the members of the Management Committee of Insight Ohio, which manage the business of Insight Ohio and in doing so have delegated broad authority to IHO as manager of the System. None of the executive officers of Coaxial, Coaxial LLC and Coaxial Financing Corp. are compensated for their services as such. Coaxial Financing Corp. only has nominal assets and will not conduct any business.

          NAME            AGE                     POSITION
          ----            ---                     --------
Sidney R. Knafel           68  Chairman of the Individual LLCs, Coaxial, Insight
                               Ohio, IHO and Insight; Member of the Management
                               Committee of Insight Ohio

Michael S. Willner         47  President and Chief Executive Officer of the
                               Individual LLCs, Coaxial, Insight Ohio, IHO and
                               Insight; Member of the Management Committee of
                               Insight Ohio

Kim D. Kelly               42  Executive Vice President and Chief Operating and
                               Financial Officer of the Individual LLCs,
                               Coaxial, Insight Ohio, IHO and Insight; Member of the Management Committee of Insight Ohio

Dennis J. McGillicuddy     57  Member of the Management Committee of Insight
                               Ohio

Daniel Mannino             39  Vice President and Controller of the Individual
                               LLCs, Coaxial, Insight Ohio, IHO and Insight

Gregory B. Graff           38  Senior Vice President and General Manager of
                               Insight Ohio

     Sidney R. Knafel has been Chairman of ICI since 1985. He is a director of NTL, Inc., one of the three largest cable and telecommunications operators in the United Kingdom. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. ("Vision Cable") from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of

BioReliance Corporation, a biological testing company. He is a director of Cellular Communications of Puerto Rico, Inc., CoreComm Incorporated, General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and the Harvard Graduate School of Business Administration.

     Michael S. Willner co-founded and has served as President of ICI and Insight since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL, Inc. He also is a director of Source Media, Inc., a technology and programming provider of Internet services on digital cable platforms. He serves on the board of C-SPAN and the National Cable Television Association where he chairs the association's State and Local Government Committee. Mr. Willner graduated from Boston University's School of Communications and serves on the school's Executive Committee.

     Kim D. Kelly has been Executive Vice President, Finance of ICI and Executive Vice President and Chief Financial Officer of Insight since 1990. Ms. Kelly has also been Chief Operating Officer of Insight since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association ("NCTA") Subcommittee for Telecommunications Policy, as well as the NCTA Subcommittee for Accounting. Ms. Kelly is a graduate of George Washington University.

     Dennis J. McGillicuddy co-founded Coaxial in 1968 and served as Chairman of the Board of Directors of Coaxial until the consummation of the System Acquisition. Mr. McGillicuddy also serves as Chairman of CCX, Inc., a manufacturer of building products, and is a director of Benz Research and Development Corp. Mr. McGillicuddy served as a member of the Board of CCX, Inc. at the time a petition under Federal bankruptcy laws was filed by CCX in 1994.

     Daniel Mannino joined ICI as Controller in 1989 and became Vice President and Controller in 1991. Previously, Mr. Mannino was employed by Vision Cable from 1983 to 1989, becoming its Controller in 1986.

     Gregory B. Graff has served as Senior Vice President, Marketing, Programming and Advertising of Coaxial since 1997. He joined Coaxial as Vice President, Marketing and Sales in 1995. Prior to joining Coaxial, Mr. Graff was Director of Marketing for KBLCOM's Paragon Cable operation in San Antonio, Texas. He began his cable television career in 1984 with Continental Cablevision.

MANAGEMENT AND MANAGEMENT COMMITTEE

     The Operating Agreement of Insight Ohio provides for the establishment of a four-member Management Committee. The Management Committee is responsible for the management of the business of Insight Ohio. IHO, through its effective control of Coaxial, is entitled to designate three of the members of the Management Committee. The remaining member is designated by the principals of the Individual LLCs. The Management Committee has delegated broad authority to IHO in its capacity as manager of Insight Ohio.

ITEM 11.  EXECUTIVE COMPENSATION

     Coaxial LLC and Coaxial Financing Corp. do not make any payments in respect of compensation to any of their executive management personnel. Rather, executive management personnel of Coaxial LLC and Coaxial Financing Corp. receive compensation from Insight. Accordingly, IHO utilizes its management fees from Insight Ohio to pay for all of its operating expenses for managing the day-to-day affairs of the System, as well as executive management salaries, benefits and overhead.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The outstanding shares of common stock of Coaxial are owned by the Individual LLCs as described in the table below. All of the outstanding shares of common stock of Coaxial Financing Corp. and all of the outstanding partnership interests of Phoenix are wholly-owned directly or indirectly by the individuals indicated in the footnotes to the table in the same ownership percentages as the respective Individual LLCs' ownership in Coaxial. IHO is the manager of each of the Individual LLCs and thereby effectively controls the business of each of such Individual LLCs and Coaxial. Accordingly, IHO and members of its executive management may be deemed to beneficially own (as defined by Rule 13d-3 under the Exchange Act) all of the outstanding shares of common stock of Coaxial.

          NAME AND ADDRESS OF BENEFICIAL OWNER         PERCENTAGE OWNERSHIP
          ------------------------------------         ---------------------
Coaxial LLC (1)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242...................              67.5%

Coaxial DJM LLC (2)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242...................              22.5%

Coaxial DSM LLC (3)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242...................              10.0%

_____________
(1) Wholly-owned by Barry Silverstein.
(2) Wholly-owned by Dennis J. McGillicuddy.
(3) Wholly-owned by D. Stevens McVoy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with the Operating Agreement of Insight Ohio, IHO is entitled to be paid management fees for managing the day-to-day operations of Insight Ohio. Pursuant to the Operating Agreement, subject to certain covenants in the Indentures, IHO is entitled to receive management fees of 3.0% of gross revenues of Insight Ohio. For the period between August 21, 1998 and December 31, 1998, IHO received management fees in the amount of $493,000. On a pro forma basis, IHO would have been paid management fees of approximately $1.4 million for the year ended December 31, 1998.

     IHO is entitled to reimbursement from Insight Ohio for all direct, out-of-pocket expenses incurred by or on behalf of IHO that directly relate to its management of the business and operations of Insight Ohio, including any such expenses incurred in connection with the management of Coaxial LLC and Coaxial Financing Corp. However, IHO is not entitled to reimbursement from Insight Ohio for corporate overhead (including employee bonuses and health, welfare, retirement, and other employee benefits and overhead expenses of its corporate office management, development, internal accounting, and finance management personnel). For the period between August 21, 1998 and December 31, 1998, Insight Ohio reimbursed IHO for out-of-pocket expenses in the amount of approximately $21,000.

     Due to its relationship with MediaOne (formerly Continental Cablevision), Insight expects to continue to provide programming discounts to the System through November 1999. After such date, Insight believes that through its strategic alliances with other major MSOs, utilizing programming cooperatives or through its own purchasing power, it will be able to continue to obtain programming for the System at a cost lower than that presently available to Coaxial.

COAXIAL AND PHOENIX

     All of the outstanding shares of Coaxial's capital stock and all of the outstanding partnership interests in Phoenix are held indirectly by the same three individuals, Barry Silverstein, Dennis J. McGillicuddy and D. Stevens McVoy. Coaxial and Phoenix were co-obligors (along with certain other affiliates) with respect to the Chase Credit Facility. Coaxial and Phoenix continue to be co-obligors with respect to the Senior Notes.

COAXIAL

     Tierra Associates

     Coaxial leased office space in a building located at 3770/3776 East Livingston Avenue, Columbus, Ohio. The building was owned by Tierra Associates, an Ohio general partnership that was owned by the principals of the Individual LLCs. Coaxial paid Tierra Associates $108,000 annually pursuant to the lease for such space. Pursuant to the terms of the Contribution

Agreement, Coaxial acquired title to this building and contributed it to Insight Ohio upon consummation of the System Acquisition.

     MetroComm AxS L.P. ("MetroComm")

     MetroComm provides competitive telephone service in the Columbus market. MetroComm is 50% owned by Time Warner AxS of Columbus L.P. and 50% owned by MetroComm Inc. (which is owned by Barry Silverstein, Dennis McGillicuddy and D. Stevens McVoy, who are the sole members of each of their respective Individual LLCs, and Dan Coy, the chief executive officer of MetroComm). MetroComm contracted with Coaxial to build the necessary fiber plant needed by MetroComm to service its customers that were in Coaxial's service area. Coaxial then leased the fiber plant to MetroComm at a contracted price. In 1997, Coaxial received $187,180 in fiber lease revenues from MetroComm. MetroComm bought-out its lease with Coaxial as of June 29, 1998 for approximately $347,000, which was the remaining balance under the five year lease. The fiber plant continues to be used by MetroComm under a new 30-year Indefeasible Right of Use Agreement whereby Coaxial licenses to MetroComm exclusive use of all capacity on specified fiber optic facilities in exchange for payment to Coaxial of certain maintenance and other costs. The amount paid by MetroComm to Coaxial for such maintenance and other costs during the period from June 29, 1998 to December 31, 1998 was approximately $10,700. The terms of the agreement are typical of arrangements of competitive telephone service providers that are owned by cable operators. Such terms may not be comparable to what they would be if the agreement were between Coaxial and an unrelated third party. Coaxial also provided accounting services for MetroComm. In 1997, Coaxial received $35,276 for such services. As of December 31 1998, MetroComm owed Coaxial approximately $26,100.

     Paxton Cable Television Inc.

     Paxton Cable Television Inc. had a note payable to Coaxial for $2,448,141 (as of June 30, 1998) which accrued interest at the average interest rate charged by The Chase Manhattan Bank to Coaxial for its long-term financing. Principal and interest was not due until June 30, 2000. This note was distributed by Coaxial to its shareholders (the principals of the Individual
LLCs) upon the consummation of the System Acquisition and was not assumed by Insight Ohio. The distribution of the note to Coaxial's shareholders resulted in a zero receivable balance from Paxton as of December 31, 1998.

     Coaxial Communications of Southern Ohio, Inc.

     Coaxial allocated certain management costs to Coaxial Communications of Southern Ohio, Inc., which is wholly-owned by the principals of the Individual LLCs. The total amount allocated for 1998 was approximately $102,000. Under a related party account, $18.5 million was owed by Coaxial to Southern Ohio as of June 30, 1998. This amount was accumulated over the years as Coaxial borrowed funds from Southern Ohio for Coaxial's cable system. Upon the contribution of the System to Insight Ohio, this account was repaid in part and the balance was settled by a distribution of the account by Southern Ohio to its shareholders who then contributed the account to Coaxial, which resulted in a zero payable balance to Southern Ohio as of December 31, 1998.

     Coaxial Associates of Columbus I, Coaxial Associates of Columbus II and Phoenix

     Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II") and Phoenix are non-operating partnerships which share common ownership and which were co-borrowers and co-obligors under the Chase Credit Facility. The three entities exist due to several debt and tax obligations which existed among these entities and former limited partners of Columbus I and Columbus II. Coaxial funded the debt obligations of these entities, which do not conduct operations. The result was a series of related party notes and receivables/payables to and between Coaxial, Columbus I, Columbus II and Phoenix. These notes and related party receivables/payables with Coaxial were settled prior to the consummation of the System Acquisition. Phoenix was a co-issuer of the Senior Notes and Phoenix owns none of the Senior Notes collateral. All notes and related party receivables/payables with Phoenix were settled upon the consummation of the System Acquisition excluding certain amounts and notes due from Columbus I, Columbus II and the partners of Phoenix (the "Excluded Assets").

     Coaxial LLC, Coaxial DJM LLC and Coaxial DSM LLC

     Upon the closing of the Senior Discount Notes Offering, Coaxial LLC (which owns 67.5% of the common equity of Coaxial) loaned 22.5% of the gross proceeds of the Senior Discount Notes Offering (approximately $6.75 million) to Coaxial DJM LLC (which owns 22.5% of the common equity of Coaxial) and 10% of such proceeds (approximately $3.0 million) to Coaxial DSM LLC (which owns 10% of the common equity of Coaxial) in order to allow for distributions to their respective holders (Barry Silverstein, Dennis J. McGillicuddy and D. Stevens McVoy, respectively) for purposes of repaying the amounts outstanding under the Chase Credit Facility. Such loans are evidenced by the LLC Mirror Notes. Each of the LLC Mirror Notes incorporates the terms of the Senior Discount Notes with respect to payments and otherwise. Accordingly, Coaxial LLC will rely on the provisions of the LLC Mirror Notes in requiring payments from Coaxial DJM LLC and Coaxial DSM LLC in order to make corresponding payments on the Senior Discount Notes. The LLC Mirror Note issued by Coaxial DJM LLC is in the amount of $12,570,525 (i.e., 22.5% of the principal amount at maturity of the Senior Discount Notes) and is secured by 22.5% of the outstanding common equity of Coaxial. The LLC Mirror Note issued by Coaxial DSM LLC is in the amount of $5,586,900 (i.e., 10% of the principal amount at maturity of the Senior Discount Notes) and is secured by 10% of the outstanding common equity of Coaxial.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS:

                                                                                          Page
                                                                                          ----
Coaxial LLC Report of Independent Auditors - Ernst & Young LLP...........................  F-1

Financial Statements:

     Coaxial LLC Balance Sheet as of December 31, 1998...................................  F-2

     Coaxial LLC Statement of Operations and Changes in Member's Equity (Deficit)
     for the year ended December 31, 1998................................................  F-3

     Coaxial LLC Statement of Cash Flows for the year ended December 31, 1998............  F-4

     Coaxial LLC Notes to Consolidated Financial Statements..............................  F-5

Coaxial Financing Corp. Report of Independent Auditors - Ernst & Young LLP............... F-13

Financial Statements:

     Coaxial Financing Corp. Balance Sheet as of December 31, 1998....................... F-14

     Coaxial Financing Corp. Notes to Balance Sheet...................................... F-15

Coaxial Communications of Central Ohio Report of Independent Public Accountants -
Arthur Andersen LLP...................................................................... F-16

Coaxial Communications of Central Ohio, Inc. Report of Independent Auditors -
Ernst & Young LLP........................................................................ F-17

Financial Statements:

     Coaxial Communications of Central Ohio, Inc. Consolidated Balance Sheets at
     December 31, 1998 and December 31, 1997............................................. F-18

     Coaxial Communications of Central Ohio, Inc. Consolidated Statements of
     Operations and Changes in Stockholder's Equity (Deficit) for the years ended
     December 31, 1998, 1997, and 1996................................................... F-19

     Coaxial Communications of Central Ohio, Inc. Consolidated Statements of Cash
     Flows for the years ended December 31, 1998, 1997, and 1996......................... F-20

     Coaxial Communications of Central Ohio, Inc. Notes to Consolidated Financial
     Statements.......................................................................... F-21

Phoenix Associates Report of Independent Public Accountants - Arthur Andersen LLP........ F-29

Phoenix Associates Report of Independent Auditors - Ernst & Young LLP.................... F-30

Financial Statements:

     Phoenix Associates Balance Sheets at December 31, 1998
     and December 31, 1997............................................................... F-31

     Phoenix Associates Statements of Operations and Change in Partner's Deficit for
     the years ended December 31, 1998, 1997, and 1996................................... F-32

     Phoenix Associates Statements of Cash Flows for the years ended December 31,
     1998, 1997, and 1996................................................................ F-33

     Phoenix Associates Notes to Financial Statements.................................... F-34

Insight Communications of Central Ohio, LLC Report of Independent Auditors -
Ernst & Young LLP........................................................................ F-39

Financial Statements:

     Insight Communications of Central Ohio, LLC Balance Sheet at December 31,
     1998................................................................................ F-40

     Insight Communications of Central Ohio, LLC Statements of Operations and
     Changes in Members' Deficit for the period from August 21, 1998 (date of inception) through December 31, 1998................................................ F-41

     Insight Communications of Central Ohio, LLC Statements of Cash Flows for the
     period from August 21, 1998 (date of inception) through December 31, 1998........... F-42

     Insight Communications of Central Ohio, LLC Notes to Consolidated Financial
     Statements.......................................................................... F-43

The following consolidated financial statement schedule of Coaxial LLC is included in item 14(d):
     Report of Independent Auditors - Ernst & Young LLP
     Schedule II    Valuation and Qualifying Accounts

(B) REPORTS ON FORM 8-K:

      None.

(C) EXHIBITS

2.1 Contribution Agreement by and between Insight Holdings of Ohio, LLC, as assignee of Insight Communications Company, L.P., and Coaxial Communications of Central Ohio, Inc. dated as of June 30, 1998 (the "Contribution Agreement")*

2.2     Amendment to Contribution Agreement dated as of July 15, 1998*

2.3     Second Amendment to Contribution Agreement dated as of August 21, 1998*

3.1     Certificate of Incorporation of Coaxial Financing Corp., filed July 24,
        1998*
3.2     By-Laws of Coaxial Financing Corp.*

3.3 Certificate of Formation of Insight Communications of Central Ohio, LLC filed July 23, 1998*

3.4 Operating Agreement of Insight Communications of Central Ohio, LLC dated August 21, 1998*

3.5     Certificate of Formation of Coaxial LLC filed July 24, 1998*

3.6     Operating Agreement of Coaxial LLC dated August 21, 1998*

3.7     Certificate of Formation of Coaxial DSM LLC filed July 24, 1998*

3.8     Operating Agreement of Coaxial DSM LLC dated August 21, 1998*

3.9     Certificate of Formation of Coaxial DJM LLC filed July 24, 1998*

3.10    Operating Agreement of Coaxial DJM LLC dated August 21, 1998*

4.1 Purchase Agreement among Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC and CIBC Oppenheimer Corp. dated August 21, 1998*

4.2 Senior Discount Notes Registration Rights Agreement among Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC and CIBC Oppenheimer Corp. dated August 21, 1998*

4.3 Indenture among Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC and Bank of Montreal Trust Company dated August 21, 1998*

4.4 Securities Pledge Agreement between Coaxial Communications of Central Ohio, Inc. and Bank of Montreal Trust Company dated August 21, 1998*

4.5 Securities Pledge Agreement between Coaxial LLC and Bank of Montreal Trust Company dated August 21, 1998*

4.6 Securities Pledge Agreement between Coaxial DSM LLC and Coaxial LLC dated August 21, 1998*

4.7 Securities Pledge Agreement between Coaxial DJM LLC and Coaxial LLC dated August 21, 1998*

4.8 Mirror Note of Coaxial DJM LLC payable to the order of Coaxial LLC dated August 21, 1998*

4.9 Mirror Note of Coaxial DSM LLC payable to the order of Coaxial LLC dated August 21, 1998*

10.1 Close Corporation Agreement of Coaxial Communications of Central Ohio, Inc. dated August 21, 1998 among Coaxial LLC, Coaxial DSM LLC, Coaxial DJM LLC and Coaxial Communications of Central Ohio, Inc.*

10.2 Management Agreement of Coaxial LLC dated August 21, 1998 among Insight Holdings of Ohio, LLC, Coaxial LLC and Barry Silverstein*

10.3 Management Agreement of Coaxial DSM LLC dated August 21, 1998 among Insight Holdings of Ohio, LLC, Coaxial DSM LLC and D. Stevens McVoy*

10.4 Management Agreement of Coaxial DJM LLC dated August 21, 1998 among Insight Holdings of Ohio, LLC, Coaxial DJM LLC and Dennis J. McGillicuddy*

10.5 Management Agreement between Coaxial Communications of Central Ohio, Inc. and Insight Communications of Central Ohio, LLC dated August 21, 1998*

10.6 Assignment Agreement dated as of August 21, 1998 among CIBC Oppenheimer Corp., the lenders who were a party to the Chase Credit Facility, The Chase Manhattan Bank, as agent for such lenders, Coaxial Communications of Central Ohio, Inc., Phoenix Associates, Coaxial Associates of Columbus I, Coaxial Associates of Columbus II and Coaxial Associates of Southern Ohio, Inc.*

10.7 Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent*

16.1    Letter from Arthur Andersen LLP

27.1    Financial Data Schedule for Coaxial LLC

27.2    Financial Data Schedule for Coaxial Financing Corp.

27.3    Financial Data Schedule for Insight Communications of Central Ohio, LLC

27.4    Financial Data Schedule for Coaxial Communications of Central Ohio, Inc.

27.5    Financial Data Schedule for Phoenix Associates

_____________
* Denotes document filed as an exhibit to Registrants' Registration Statement on Form S-4 (File Nos. 333-64449-02, 333-64449-01 and 333-64449) and
     incorporated herein by reference.

                        Report of Independent Auditors


The Member
Coaxial LLC

We have audited the accompanying balance sheet of Coaxial LLC as of December 31, 1998, and the related statements of operations and member's equity (deficit) and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coaxial LLC at December 31, 1998, and the results of its operations and its cash flows for year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP


New York, New York
April 5, 1999

                                  Coaxial LLC
                                 BALANCE SHEET
                               DECEMBER 31, 1998

ASSETS
CURRENT ASSETS:
Cash..................................................................................................    $  8,708,553
Subscriber receivables, less allowance for doubtful accounts of $306,000..............................       1,185,646
Other accounts receivable, less allowance for doubtful accounts of $145,000...........................       1,520,301
Prepaid expenses and other current assets.............................................................         166,347
                                                                                                          ------------
Total current assets..................................................................................      11,580,847

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements............................................................................         260,000
CATV systems..........................................................................................      71,031,956
Equipment.............................................................................................       7,102,002
Furniture.............................................................................................         333,026
Leasehold improvements................................................................................          71,360
                                                                                                          ------------
                                                                                                            78,798,344
Less-Accumulated depreciation and amortization........................................................     (46,898,251)
                                                                                                          ------------
Total property and equipment, net.....................................................................      31,900,093

INTANGIBLE ASSETS, at cost:
Franchise costs.......................................................................................       7,385,000
Deferred financing costs and other....................................................................       2,712,240
                                                                                                          ------------
                                                                                                            10,097,240
Less-Accumulated amortization.........................................................................      (7,436,251)
                                                                                                          ------------
Total intangible assets, net..........................................................................       2,660,989
Note Receivable Coaxial DJM LLC.......................................................................       6,750,000
Note Receivable Coaxial DSM LLC.......................................................................       3,000,000
Due from related parties..............................................................................         640,113
                                                                                                          ------------
Total Other Assets....................................................................................      13,051,102
                                                                                                          ------------

Total assets..........................................................................................    $ 56,532,042
                                                                                                          ============

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations..........................................................    $    123,187
Accounts payable......................................................................................       3,229,719
Accrued interest......................................................................................       1,249,889
Accrued liabilities...................................................................................       4,404,317
                                                                                                          ------------
Total current liabilities.............................................................................       9,007,112

NOTES PAYABLE:
Senior Discount Notes.................................................................................      31,510,665
Senior Notes..........................................................................................      34,435,092
                                                                                                          ------------
Total notes payable...................................................................................      65,945,757

Capital Lease Obligations.............................................................................         105,271
Other liabilities.....................................................................................       1,145,867
Due to related parties................................................................................       1,029,369
                                                                                                          ------------
Total liabilities.....................................................................................      77,233,376
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT......................................................................................     (20,701,334)
                                                                                                          ------------
Total liabilities and  member's deficit...............................................................    $ 56,532,042
                                                                                                          ============

     See accompanying notes

                                  Coaxial LLC
       Statement of Operations and Changes in Member's Equity (Deficit)
                     For the year ended December 31, 1998

REVENUES....................................................   $  47,955,737

OPERATING EXPENSES:
Service and administrative..................................      29,694,622
Severance and transaction structure costs...................       4,822,078
Depreciation and Amortization...............................       5,311,198
                                                               -------------
Total operating expenses....................................      39,827,898
                                                               -------------

OPERATING INCOME............................................       8,127,839
OTHER EXPENSES..............................................        (421,420)
INTEREST INCOME (EXPENSE), net
Interest income--related parties............................       3,337,630
Interest income.............................................          34,919
Interest expense--related parties...........................      (1,019,299)
Interest expense............................................      (5,031,166)
                                                               -------------

Total interest expense, net.................................      (2,677,916)

                                                               -------------
NET INCOME BEFORE EXTRAORDINARY LOSS........................       5,028,503
                                                               -------------

Extraordinary Loss on Extinguishment of Debt................         846,641

                                                               -------------
NET INCOME..................................................       4,181,862

MEMBER'S EQUITY, beginning of year..........................      54,326,906
MEMBER DISTRIBUTIONS........................................    (101,772,993)
MEMBER CONTRIBUTIONS........................................      22,562,891
                                                               -------------
MEMBER'S DEFICIT, end of year...............................   $ (20,701,334)
                                                               =============

     See accompanying notes

                                  Coaxial LLC
                            Statement of Cash Flows
                     For the year ended December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................ $  4,181,862
Adjustments to reconcile Net Income to
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization.........................................................    5,531,861
Extraordinary loss on refinancing of debt.............................................      846,641
Accretion of original issue discount on Senior Discount Notes.........................    1,510,665
Changes in certain assets and liabilities.............
Subscriber receivables................................................................     (524,463)
Other accounts receivable, prepaid expenses and other current assets..................     (422,804)
Accounts payable and accrued liabilities..............................................    1,926,643
                                                                                       ------------
Net cash provided by operating activities............................................. $ 13,050,405
                                                                                       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment...................................... $     11,315
Capital expenditures for property and equipment.......................................   (7,369,406)
Due from related parties..............................................................    3,887,871
                                                                                       ------------
Net cash used in investing activities................................................. $ (3,470,220)
                                                                                       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Receivable, Coaxial DSM LLC......................................................   (3,000,000)
Note Receivable, Coaxial DJM LLC......................................................   (6,750,000)
Proceeds from issuance of notes payable...............................................   64,435,092
Principal payments on notes payable...................................................  (26,807,817)
Deferred Financing Costs..............................................................   (2,712,241)
Payments on capital lease obligations.................................................     (178,839)
Capital contributions.................................................................   12,000,000
Due to related parties................................................................  (19,482,780)
Capital distributions.................................................................  (18,949,111)
                                                                                       ------------
Net cash used in financing activities................................................. $ (1,445,696)
                                                                                       ------------

NET INCREASE IN CASH..................................................................    8,134,489
CASH, beginning of year...............................................................      574,064
CASH, end of year..................................................................... $  8,708,553
                                                                                       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for interest................................................................ $  3,924,241

     See accompanying notes

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. BUSINESS ORGANIZATION AND PURPOSE

Coaxial LLC (the "Company"), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67.5% of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). The Company has an individual as its sole member.

Coaxial, an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system to Insight Ohio described below, the issuance of the senior notes described in Note 6, and the issuance of the senior discount notes by the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies including the Company. Accordingly, effective August 21, 1998, the Company owns 67 1/2% of the outstanding stock of Coaxial. The Company has accounted for the aforementioned contribution in a manner similar to a pooling-of-interests, which is in accordance with Interpretation No. 39 to APB Opinion No. 16 "Business Combinations". Accordingly, the accompanying financial statements reflect the contribution of Coaxial as if it had occured as of January 1, 1998.

Other related entities owned or controlled by the majority shareholder of the Company include Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On June 30, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed, subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owns 25% of the non-voting common equity and Insight owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series of voting preferred equity (a $140 million preferred equity interest and a $30 million preferred equity interest) of Insight Ohio. The voting preferred equity interest will provide for distributions to Coaxial, Phoenix and the Company in amounts equal to the payments required on the senior and senior discount notes described in Note 6. IHO serves as the manager of Insight Ohio.

As a result of the transaction described above, Coaxial incurred severance costs and transaction structure costs totaling $4,822,078, which have been reflected in the accompanying statements of operations.

The Company and Coaxial Financing Corp. are co-issuers of notes payable described in Note 6(e). Coaxial and Phoenix are co-issuers of the notes payable described in Note 6(b). The ability of Coaxial Financing Corp., the Company, Coaxial, and Phoenix to make scheduled payments with respect to the senior and senior discount notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A and Series B Preferred Interests to Coaxial are designed to provide the cash flow necessary to service the debt service requirements on the senior and senior discount notes.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company, Coaxial, and Insight Ohio. All intercompany balances have been eliminated in consolidation. At December 31, 1998, Coaxial had a shareholders' deficiency and Insight Ohio had a members' deficiency. Accordingly, the accompanying financial statements do not include any minority interest liabilities.

CASH

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on and off balance sheet financial instruments for which it is practicable to estimate that value. The carrying amounts of current asset and liabilities approximate their fair market value because of the immediate or short term maturity of these financial instruments.

At December 31, 1998, the carrying value of the notes receivable from Coaxial DJM LLC and Coaxial DSM LLC and the senior and senior discount notes approximate their fair value.

REVENUE RECOGNITION

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1998, the Company had no significant concentrations of credit risk.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, while maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in earnings. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

               CATV systems                               10 to 15 years
               Equipment                                     5 years
               Furniture                                     5 years
               Leasehold improvements                     Life of lease

At December 31, 1998 the Company had net assets held under capital leases of $228,458.

The Company internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

The Company reviews its property and equipment and other long term assets when events or changes in circumstances indicate the carrying amounts may not be recoverable. When such conditions exist, management estimates the future cash flows from operations or disposition. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount would be recorded, and an impairment loss would be recognized. The Company does not believe that there is an impairment of such assets.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

     Franchise costs                             7 to 15 years
     Deferred financing costs                Term of related debt

Deferred financing costs relate primarily to legal fees and bank facility fees incurred to negotiate and secure long term financing (see Note 6). These costs are being amortized on a straight-line basis over the life of the applicable loans. In connection with the issuance of the senior and senior discount notes (see note 6), the Company repaid the outstanding indebtedness under its prior debt facility. Accordingly, the accompanying statement of operations for the year ended December 31, 1998 includes an extraordinary loss of $846,641 on early extinguishment of such debt. The Company amortized to interest expense deferred financing costs of approximately $88,000 in 1998.

HOME OFFICE EXPENSES

Home office expenses of approximately $1,371,000 (included in selling and administrative expenses) includes billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a management fee (see note 5).

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $2,152,000 for the year ended December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

3. INCOME TAXES

The Company is a limited liability company. Therefore, its sole member reports the income or loss on his income tax return. As a result, the Company does not provide for Federal or state income taxes in its accounts. In the event that the limited liability company election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of the Company's member is limited to his respective investment.

4. 401(K) PLAN

The Company sponsors various 401(k) Plan (the "Plans") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employee's wages. Company contributions to the Plans approximated $145,000 for the year ended 1998.

5. RELATED PARTY TRANSACTIONS

Effective August 21, 1998, Insight Ohio entered into a management agreement with IHO which will allow IHO to manage the operations of Insight Ohio. The management fee is 3% of gross operating revenues. Fees under this management agreement were approximately $493,000 for the period from August 21, 1998 to December 31, 1998.

The Company also pays rent to a partnership owned by Coaxial's shareholders for two facilities. Total charges for rent was $63,000 for the year ended December 31, 1998.

The Company had a receivable from a related party at December 31, 1997 of $98,584 relating to the leasing of fiber optic facilities. On June 29, 1998, the related party bought out the lease for approximately $347,000.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 1997, Coaxial had advanced funds to related entities, totaling $76,261,666, and received advances from related entities, totaling $17,088,121, for working capital and debt service requirements. During August 1998, in connection with the contribution of the System to Insight Ohio and the issuance of the senior and senior discount notes described in Note 6, these amounts were settled. Coaxial recognized interest income of approximately $2,846,304 for the year ended December 31, 1998. Coaxial recognized interest expense of approximately $1,019,300 for the year ended December 31, 1998.

In connection with the issuance of the senior discount notes described in Note 6(e), The Company loaned $9,750,000 of the proceeds from the senior discount notes to two related entities. The terms of the notes receivable mirror the terms of the senior discount notes.

Other related party transactions are described in Note 6.

6. NOTES PAYABLE

Notes payable at December 31, 1998 and December 31, 1997 consisted of:


                                                   1998                  1997
                                         ---------------------------------------------
                 Lender
                 ------
Columbus I(a)                                                 -            $ 2,467,137
Columbus II(a)                                                -                466,099
                                         ---------------------------------------------
     Total related parties                                    -              2,933,236
Banks(c)                                                      -             24,760,937
Retired officer(d)                                            -              2,046,880
Senior Notes(b)                                     $34,435,092                      -
Senior discount notes(e)                             31,510,665                      -
                                         ---------------------------------------------
     Total all notes payable                        $65,945,757            $29,741,053
                                         =============================================

_______
(a) In November, 1982, Columbus I and Columbus II exchanged all of their assets and certain liabilities with Coaxial for common stock and notes. These notes bore interest at a rate of 20% and had been scheduled to mature on October 31, 1997. A portion of these notes ($5,066,764) had been assigned and was payable to the former Limited Partners of Columbus I and Columbus II as part of their consideration when they sold their partnership interest to the General Partners. The maturity date of the remaining notes (payable to Columbus I and Columbus II) was extended to October 31, 2002. Interest expense was approximately $375,300 for the year ended December 31, 1998 related to the notes payable. During 1998, these notes payable were settled.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES PAYABLE (CONTINUED)

(b) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of $1,147,193 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

     Amortization expense for deferred financing costs related to the Senior Notes at December 31, 1998 was $51,945. Interest expense on Coaxial's portion of the Senior Notes was $1,249,889 for the year ended December 31, 1998.

     Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a group of banks and other financial institutions. The Senior Credit Facility provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   NOTES PAYABLE (CONTINUED)

     Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of December 31, 1998, no amounts were drawn on the Senior Credit Facility.

(c) On November 15, 1994, Coaxial, Phoenix, Southern Ohio, Columbus I and Columbus II (collectively referred to as the borrowers), executed a loan agreement with a lead bank and several other financial institutions. In connection with the Senior Note issuance the Company repaid all the outstanding balances under the loan agreement and recognized an extraordinary loss of $846,641 relating to the refinancing of debt. Amortization expense for deferred financing costs related to this bank debt for the year ended December 31, 1998 was $442,840. Interest expense on this facility was approximately $1,537,100 for the year ended December 31, 1998.

     The funds borrowed under the loan agreement were allocated to the following entities as of December 31,1997:

                                                                          Revolving
          Entity                                          Term Loan          Loan
          -----------------------------------------------------------------------------
          Coaxial                                        $ 16,760,937       $ 8,000,000
          Phoenix                                         105,925,208                 -
          Southern Ohio                                    20,568,238         8,000,000
          Columbus I                                        2,385,682                 -
          Columbus II                                       1,359,935                 -
                                                      ---------------------------------
          Total                                          $147,000,000       $16,000,000
                                                      =================================

(d) In January 1996, Coaxial issued an unsecured note payable to a key officer for deferred compensation. The officer retired in 1997. The related note payable was paid during 1998 pursuant to the Contribution Agreement.

(e) On August 21, 1998, the Company and Coaxial Financing Corp., a related entity, issued senior discount notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of the Company to certain related entities to repay the indebtedness. Approximately, $9,750,000 was loaned to two related entities by the Company, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,868,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Senior Discount Notes were allocated to the Company.

     The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio, a subsidiary of Coaxial.

     Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. Coaxial Financing Corp., and the Company were in compliance with these covenants as of December 31, 1998.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   NOTES PAYABLE (CONTINUED)

(e)  (continued)

     The ability of Coaxial Financing Corp., and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B Preferred Interests equal the distributions to be made by Coaxial to the Company to service the Senior Discount Notes.

7.   OPERATING LEASE AGREEMENTS

The Company leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $105,700 for the year ended 1998. These amounts exclude year-to-year utility pole leases of $191,100 which provide for payments based on the number of poles used.

Minimum rental commitments required under non-cancelable operating leases are as follows:

     1999                                                                   $38,400
     2000                                                                    26,400
     2001 and thereafter                                                        200
                                                                        -----------
                                                                            $65,000
                                                                        ===========

8.   CAPITAL LEASE AGREEMENTS

Coaxial leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under the leases are as follows:

     For the years ending December 31,
     1999                                                                 $ 138,909
     2000                                                                    81,174
     2001                                                                    30,225
     2002                                                                     3,003
                                                                        -----------
                                                                            253,311
     Less: Amount representing interest                                     (24,853)
     Less: Current portion of capital lease obligations                    (123,187)
                                                                        -----------
     Long-term capital lease obligations                                  $ 105,271
                                                                        ===========

9.   COMMITMENTS AND CONTINGENCIES

The Company is party or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                        Report of Independent Auditors


The Shareholders
Coaxial Financing Corp.

We have audited the accompanying balance sheet of Coaxial Financing Corp. as of December 31, 1998. The balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Coaxial Financing Corp. at December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ ERNST & YOUNG LLP


New York, New York
April 5, 1999

                            COAXIAL FINANCING CORP.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1998

ASSETS:
Cash                                                                                                 $1,000
                                                                                                   --------
Total Assets                                                                                         $1,000
                                                                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Senior Discount Notes (to be paid by                                                                 $    -
Coaxial LLC - See Note 2)
                                                                                                   --------
Total Liabilities                                                                                         -
Common stock, $.01 par value; 1,000 shares authorized, 1,000 shares issued and outstanding               10
Additional paid-in capital                                                                              990
                                                                                                   --------
Total liabilities and shareholders' equity                                                           $1,000
                                                                                                   ========

See accompanying notes

                            COAXIAL FINANCING CORP.
                            NOTES TO BALANCE SHEET
                               DECEMBER 31, 1998

1.   Nature of Business

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998 for the sole purpose of being a co-issuer of the discount notes described in Note 2, which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

2.   NOTES PAYABLE

On August 21, 1998, the Company and Coaxial LLC, a related entity, issued Senior Discount Notes ("Discount Notes") due 2008. The Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of Coaxial LLC to certain related entities to repay indebtedness. Approximately $9,750,000 was loaned to two related entities ("Coaxial DJM LLC" and "Coaxial DSM LLC") by Coaxial LLC, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years (until August 15, 2003). Interest on the Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Discount Notes were allocated to Coaxial LLC.

The Discount Notes are non-recourse, secured by all of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial") and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC and conditionally guaranteed by Insight Communications of Central Ohio, LLC ("Insight Ohio"), a subsidiary of Coaxial.

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. The Company and Coaxial LLC were in compliance with these covenants as of December 31, 1998.

The ability of the Company and Coaxial LLC to make scheduled payments with respect to the Discount Notes will depend on the financial and operating performance of Insight Ohio.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
 Coaxial Communications of Central Ohio, Inc.


We have audited the accompanying balance sheet of Coaxial Communications of Central Ohio, Inc. (an Ohio operation) as of December 31, 1997, and the related statements of operations and changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coaxial Communications of Central Ohio, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                         /s/ Arthur Andersen LLP


Columbus, Ohio
July 17, 1998

                        Report of Independent Auditors


The Shareholders
Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying balance sheet of Coaxial Communications of Central Ohio, Inc. as of December 31, 1998, and the related statements of operations and shareholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coaxial Communications of Central Ohio, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP


New York, New York
April 5, 1999

                 Coaxial Communications of Central Ohio, Inc.
                          Consolidated Balance Sheets
                          December 31, 1998 and 1997

                                                                                           1998              1997
                                                                                       ------------      ------------
ASSETS
Cash...............................................................................    $  8,708,553      $    574,064
Subscriber receivables, less allowance for doubtful accounts
of $306,000 and $202,000 in 1998 and 1997..........................................       1,185,646           661,183
Other accounts receivable, less allowance for doubtful accounts
of $145,000 and $172,000 in 1998 and 1997..........................................       1,520,301         1,040,582
Prepaid expenses and other current assets..........................................         166,347           223,262
                                                                                       ------------      ------------
Total current assets...............................................................      11,580,847         2,499,091

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements.........................................................         260,000                 -
CATV systems.......................................................................      71,031,956        64,949,357
Equipment..........................................................................       7,102,002         7,082,619
Furniture..........................................................................         333,026           246,232
Leasehold improvement..............................................................          71,360           220,231
                                                                                       ------------      ------------
                                                                                         78,798,344        72,498,439
Less-Accumulated depreciation and amortization.....................................     (46,898,251)      (42,699,293)
                                                                                       ------------      ------------
Total property and equipment, net..................................................      31,900,093        29,799,146

INTANGIBLE ASSETS, at cost:
Franchise costs....................................................................       7,385,000         7,385,000
Deferred financing costs and other.................................................       1,447,334         2,661,399
                                                                                       ------------      ------------
                                                                                          8,832,334        10,046,399
Less-Accumulated amortization......................................................      (7,399,733)       (8,951,090)
                                                                                       ------------      ------------
Total intangible assets, net.......................................................       1,432,601         1,095,309

DUE FROM RELATED PARTIES...........................................................         149,321        76,261,666
                                                                                       ------------      ------------

Total assets.......................................................................    $ 45,062,862      $109,655,212
                                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable...................................................    $          -      $    369,860
Current portion of capital lease obligations.......................................         123,187           213,103
Accounts payable...................................................................       3,229,719         2,804,766
Accrued interest...................................................................       1,249,889         1,690,147
Accrued liabilities................................................................       4,404,317         3,596,922
                                                                                       ------------      ------------
Total current liabilities..........................................................       9,007,112         8,674,798

NOTES PAYABLE:
Senior Notes.......................................................................      34,435,092                 -
Affiliated entities................................................................               -         2,933,236
Other..............................................................................               -        26,437,957
                                                                                       ------------      ------------
Total notes payable................................................................      34,435,092        29,371,193

Capital Lease Obligations..........................................................         105,271           194,194
Other Liabilities..................................................................       1,145,867                 -
Due to related parties.............................................................       1,029,369        17,088,121
                                                                                       ------------      ------------
Total liabilities..................................................................      45,722,711        55,328,306

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock--authorized 2,000 shares, 1,080 shares
issued and outstanding in 1998 and 1997; $1 par value..............................           1,080             1,080
Paid-in capital....................................................................      11,501,170         9,501,170
Retained earnings (deficit)........................................................     (12,162,099)       44,824,656
                                                                                       ------------      ------------
Total shareholders' equity (deficit)...............................................        (659,849)       54,326,906

Total liabilities and shareholders' equity (deficit)...............................    $ 45,062,862      $109,655,212
                                                                                       ============      ============

     See accompanying notes

                 Coaxial Communications of Central Ohio, Inc.
  Consolidated Statements of Operations and Changes in Shareholder's Equity
                                   (Deficit)
             For the years ended December 31, 1998, 1997 and 1996

                                                            1998                     1997                   1996
                                                        ------------             -----------             ------------
TOTAL REVENUES..........................                 47,955,737               48,229,487              50,417,825


OPERATING EXPENSES:
Service and administrative..............                 29,694,622               28,889,394              26,932,679
Severance and  transaction structure
 costs..................................                  4,822,078                        -                       -
Depreciation and amortization...........                  5,311,198                5,256,142               5,349,810
                                                        -------------------------------------------------------------
Total operating expenses................                 39,827,898               34,145,536              32,282,489
                                                        -------------------------------------------------------------

OPERATING INCOME........................                  8,127,839               14,083,951              18,135,336
OTHER EXPENSES..........................                   (421,420)                (321,732)               (320,456)
OTHER INCOME............................                          -                   50,276                  72,072
INTEREST INCOME (EXPENSE), net..........
Interest income--related parties........                  2,846,304                4,296,510               5,210,678
Interest income.........................                     34,919                   69,990                  29,449
Interest expense--related parties.......                 (1,019,299)              (2,412,417)             (2,639,915)
Interest expense........................                 (3,483,983)              (3,183,800)             (3,026,260)
                                                        -------------------------------------------------------------

Total interest expense, net.............                 (1,622,059)              (1,229,717)               (426,048)
                                                        -------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY LOSS                          6,084,360               12,582,778              17,460,904

Extraordinary loss on extinguishment
 of debt................................                    846,641                        -                       -

                                                        -------------------------------------------------------------
NET INCOME                                                5,237,719               12,582,778              17,460,904


SHAREHOLDERS' EQUITY, beginning of year                  54,326,906               42,332,295              37,018,958
CAPITAL DISTRIBUTIONS...................                (82,787,365)                (588,167)            (12,147,567)
SHAREHOLDER CONTRIBUTIONS...............                 22,562,891                        -                       -
                                                        -------------------------------------------------------------
SHAREHOLDERS' (DEFICIT) EQUITY, end of
 year...................................                $  (659,849)             $54,326,906            $ 42,332,295
                                                        =============================================================

EARNINGS PER COMMON SHARE:
Basic and diluted.......................                $     4,850              $    11,651            $     16,168
                                                        =============================================================
Weighted average number of common
shares..................................                      1,080                    1,080                   1,080
                                                        =============================================================

     See accompanying notes

                 Coaxial Communications of Central Ohio, Inc.
                     Consolidated Statements of Cash Flows
             For the years ended December 31, 1998, 1997 and 1996


                                                              1998                   1997                   1996
                                                        -----------------        -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................         $  5,237,719         $ 12,582,778           $ 17,460,904
Adjustments to reconcile Net Income to
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization.......................            5,531,861            5,805,111              5,857,277
Extraordinary loss on extinguishment of debt........              846,641                    -                      -
Loss on disposals of property and equipment.........                    -               77,452                 69,187
Changes in operating assets and liabilities.........
Subscriber receivables..............................             (524,463)             182,395               (252,414)
Other accounts receivable, prepaid expenses and other
current assets......................................             (422,804)             324,515                580,500
Accounts payable....................................              424,953              421,658               (361,633)
Accrued interest....................................             (440,258)             175,521                 39,320
Accrued liabilities.................................            1,941,947             (691,513)             1,026,569
Deferred compensation...............................                    -             (255,808)               (41,260)
Deferred income.....................................                    -                    -                 (9,613)
                                                        -----------------        -------------          -------------
Net cash provided by operating activities...........         $ 12,595,596         $ 18,622,109           $ 24,368,837
                                                        -----------------        -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
equipment...........................................           (7,369,406)          (5,570,385)            (5,998,166)
Proceeds from disposal of property and equipment....               11,315               25,753                 17,667
Due from related parties............................            3,887,871           (9,697,288)           (13,570,306)
                                                        -----------------        -------------          -------------
Net cash used in investing activities...............         $ (3,470,220)        $(15,241,920)          $(19,550,805)
                                                        -----------------        -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable.............           34,435,092              750,000              5,500,000
Principal payments on notes payable.................          (26,807,817)          (5,680,764)            (2,114,000)
Costs incurred in debt financing....................           (1,447,335)            (117,064)                     -
Principal payments on capital lease obligations.....             (178,839)            (264,649)              (234,630)
Contributions to Capital of Insight Ohio............           10,000,000                    -                      -
Capital distributions...............................                    -             (588,167)           (12,147,567)
Capital contributions.........                                  2,000,000
(Decrease) Increase in amounts due to related
 parties............................................          (18,991,988)           2,188,723              4,414,315
                                                        -----------------        -------------          -------------
Net cash used in financing activities...............         $   (990,887)        $ (3,711,921)          $ (4,581,882)
                                                        -----------------        -------------          -------------

NET INCREASE (DECREASE) IN CASH.....................            8,134,489             (331,732)               236,150
CASH, beginning of year.............................              574,064              905,796                669,646
                                                        -----------------        -------------          -------------
CASH, end of year...................................         $  8,708,553         $    574,064           $    905,796
                                                        =================        =============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                          3,924,241         $  2,390,851           $  2,315,231
Capital Leases                                                          -               56,707                198,985
Deferred Compensation                                                   -                    -              2,343,594

     See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

1.  BUSINESS ORGANIZATION AND PURPOSE

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of the Company's cable system described below, the issuance of the Senior Notes described in Note 7(b), and the issuance of the Discount Notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, at December 31, 1998, the Company was a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial LLC, Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC, Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to Insight Ohio, a newly formed subsidiary. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series of voting preferred equity (a $140 million preferred equity interest and a $30 million preferred equity interest) of Insight Ohio. The voting preferred equity interest will provide for distributions to Coaxial, Phoenix and Coaxial, LLC in amounts equal to the payments required on the senior and senior discount notes described in Note 7. IHO serves as the manager of Insight Ohio.

As a result of the transaction described above, the Company incurred severance costs and transactions structuring costs totaling $4,822,078, which have been reflected in the accompanying statements of operations.

PRINCIPLES OF CONSOLIDATION

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at December 31, 1998, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At December 31, 1998, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

CASH

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on and off balance sheet financial instruments for which it is practicable to estimate that value. The carrying amounts of current asset and liabilities approximate their fair market value because of the immediate or short term maturity of these financial instruments.

At December 31, 1998, the carrying value of the Senior Notes approximate their fair value. At December 31,1997, the carrying amounts of the loan agreement debt, including term loans and revolving credit loans, approximate fair value as the underlying instruments were at variable rates that re-priced frequently. At December 31, 1997, the fair value of notes receivable from related parties and notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms. Refer to Notes 6 and 7 for a discussion of the relative terms. However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be substantially different than the currently stated rates and terms. The majority of the related party receivables and payables at December 31, 1997 were settled at their face value in connection with the contribution agreement and issuance of the senior and senior discount notes during 1998.

REVENUE RECOGNITION

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1998, the Company had no significant concentrations of credit risk.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, while maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in earnings. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

          CATV systems                            10 to 15 years
          Equipment                                  5 years
          Furniture                                  5 years
          Leasehold improvements                  Life of lease

At December 31, 1998 the Company had net assets held under capital leases of $228,458.

The Company internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

The Company reviews its property and equipment and other long term assets when events or changes in circumstances indicate the carrying amounts may not be recoverable. When such conditions exist, management estimates the future cash flows from operations or disposition. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount would be recorded, and an impairment loss would be recognized. The Company does not believe that there is an impairment of such assets.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

     Franchise costs                             7 to 15 years
     Deferred financing costs                Term of related debt

Deferred financing costs relate to costs, primarily legal fees and bank facility fees incurred to negotiate and secure long term financing (see note 7). These costs are being amortized on a straight-line basis over the life of the applicable loans. In connection with the issuance of the Senior Notes (see note
7), the Company repaid the outstanding indebtedness under its prior debt facility. Accordingly, the accompanying statement of operations for the year ended December 31, 1998 includes an extraordinary loss of $846,641 on early extinguishment of such debt. The Company amortized to interest expense deferred financing costs of approximately $52,000, $549,000 and $508,000 in 1998, 1997, and 1996, respectively.

HOME OFFICE EXPENSES

Home office expenses of approximately $1,371,000, $1,498,000, and $1,697,000 in 1998, 1997 and 1996 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a management fee (see note 6).

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $2,152,000, $1,025,000, and $1,060,000 in 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE

In 1998, the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share was effective for financial statements issued for periods ending after December 15, 1997. Prior periods have been restated to reflect the adoption of SFAS No. 128 which did not have a significant impact upon the Company's earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. INCOME TAXES

Coaxial is a Subchapter S corporation. Therefore, each shareholder reports his distributive share of income or loss on his respective income tax return. As a result, the Company does not provide for Federal or State income taxes in its accounts. In the event that the Subchapter S corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements.

4. 401(K) PLAN

The Company sponsored various 401(k) Plan (the "Plans") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employee's wages. Company contributions to the Plans approximated $145,000, $133,000 and $111,000 in 1998, 1997 and 1996, respectively.

5. WORKERS' COMPENSATION RESERVES

Coaxial is partially self-insured for workers' compensation benefits. The amounts charged to expense for workers' compensation were approximately $40,000, $89,200, and $110,200 for 1998, 1997 and 1996, respectively, and were based on actual and estimated claims incurred. The liability for workers' compensation obligations, as of December 31, 1998 and 1997, is approximately $76,000 and $78,000, respectively.

6. RELATED PARTY TRANSACTIONS

Effective August 21, 1998, the Company entered into a management agreement with IHO which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement of $492,713 for the period from August 21, 1998 through December 31, 1998 are recorded in home office expenses.

Coaxial has a receivable from a related party as of December 31, 1997 of $98,584 relating to the leasing of fiber optic facilities. On June 29, 1998, the related party bought out the lease for approximately $347,000.

Coaxial pays rent to a partnership owned by Coaxial's shareholders for two facilities. Total charges for rent were approximately $63,000 in 1998, $99,500 in 1997 and $72,000 in 1996.

At December 31, 1997, Coaxial advanced funds to and received advances from related entities for working capital and debt service requirements. During August 1998, in connection with the issuance of the Senior Notes described in
Note 7(b), the amounts relating to debt service requirements were settled. Coaxial recognized interest income of approximately $2,846,300 in 1998, $4,296,500 in 1997, $5,210,700 in 1996 and interest expense of approximately $1,019,300 in 1998 $914,300 in 1997, $1,039,900 in 1996 related to such advances. During 1998, Coaxial advanced funds to and received advances from related entities for working capital requirements in the amount of $149,321 and $1,029,369 respectively.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

Advances to and from related entities as of December 31, 1998 and 1997 are as follows:

                                       1998           1997
                                   -----------    -------------
     Advances to:
          Southern Ohio            $   102,445    $           -
          Phoenix                            -       72,439,984
          Paxton                             -        2,361,387
          Columbus I                         -        1,357,768
          Other                         46,876          102,527
                                   -----------    -------------
     Due from related entities     $   149,321    $  76,261,666
                                   ===========    =============

        Advances from:
          Insight                  $ 1,029,369    $           -
          Columbus II                        -          662,178
          Southern Ohio                      -       16,425,943
                                   -----------   --------------
        Due to related entities    $ 1,029,369    $  17,088,121
                                   ===========   ==============

Southern Ohio, Phoenix, Paxton, Columbus I and Columbus II are under the control of the shareholders of Coaxial.

Through December 31, 1995, Coaxial had an agreement with a key officer to defer certain discretionary compensation amounts each year. On January 1, 1996, Coaxial entered into an unsecured note payable to this officer in the amount of $2,343,947, which represented all vested deferred compensation at December 31, 1995. During 1996, this officer earned additional discretionary compensation in the amount of $193,140. This amount was added to the unpaid December 31, 1996 principal balance of the above note and the payment amount was adjusted accordingly. As of December 31, 1997 the outstanding balance of the note was $2,046,880. The note was payable in equal monthly installments of $21,322 plus accrued interest at the prime rate (8.50% at December 31, 1997), and was scheduled to mature in December 2005. Interest expense on the note was $184,810 in 1997 and $185,005 in 1996. Pursuant to the Contribution Agreement, amounts outstanding were paid during 1998.

Other related party transactions are described in Note 7.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  NOTES PAYABLE

Notes payable at December 31, 1998 and 1997 consisted of:

            Lender                   1998             1997
            ------                ------------    ------------
   Columbus I(a)                             -    $  2,467,137
   Columbus II(a)                            -         466,099
                                  ------------    ------------
     Total related parties                   -       2,933,236
   Senior Notes(b)                $ 34,435,092               -
   Banks(c)                                  -      24,760,937
   Retired officer(d)                        -       2,046,880
                                  ------------    ------------
                                    34,435,092      29,741,053
Less current portion                         -         369,860
                                  ------------    ------------
Total                             $ 34,435,092    $ 29,371,193
                                  ============    ============

Notes payable at December 31, 1998, will mature on August 15, 2006.

(a) In November, 1982, Columbus I and Columbus II exchanged all of their assets and certain liabilities with Coaxial for common stock and notes. These notes bore interest at a rate of 20% and had been scheduled to mature on October 31, 1997. A portion of these notes ($5,066,764) had been assigned and was payable to the former Limited Partners of Columbus I and Columbus II as part of their consideration when they sold their partnership interest to the General Partners. The maturity date of the remaining notes (payable to Columbus I and Columbus II) was extended to October 31, 2002. Interest expense was approximately $375,300, $1,498,100 and $1,600,000 in 1998, 1997
     and 1996, respectively, related to the notes payable. During 1998, these notes payable were settled pursuant to the Contribution Agreement.

(b) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of $1,147,193 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

     Amortization expense for deferred financing costs related to the Senior Notes at December 31, 1998 was $51,945. Interest expense on Coaxial's portion of the Senior Notes was $1,249,889 for the year ended December 31, 1998.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. NOTES PAYABLE (CONTINUED)

(b) (continued)

     Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a group of banks and other financial institutions. The Senior Credit Facility provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of December 31, 1998, no amounts were drawn on the Senior Credit Facility.

(c) On November 15, 1994, Coaxial, Phoenix, Southern Ohio, Columbus I and Columbus II (collectively referred to as the borrowers), executed a loan agreement with a lead bank and several other financial institutions. In connection with the Senior Note issuance the Company repaid all the outstanding balances under the loan agreement and recognized an extraordinary loss of $846,641 relating to the refinancing of debt. Amortization expense for deferred financing related to this bank debt at December 31, 1998 was $442,840. Interest expense on this facility was approximately $1,537,100, $2,284,500, and $1,920,500 in 1998, 1997 and
     1996, respectively.

    The funds borrowed under the loan agreement were allocated to the following entities as of December 31,1997:

                                                          Revolving
          Entity                       Term Loan            Loan
          -------------------------------------------------------------
          Coaxial                      $  16,760,937       $  8,000,000
          Phoenix                        105,925,208                  -
          Southern Ohio                   20,568,238          8,000,000
          Columbus I                       2,385,682                  -
          Columbus II                      1,359,935                  -
                                       -------------       ------------
          Total                        $ 147,000,000       $ 16,000,000
                                       =============       =============


(d) In January 1996, Coaxial issued an unsecured note payable to a key officer for deferred compensation. The officer retired in 1997. The related note payable was paid during 1998 pursuant to the Contribution Agreement.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  NOTES PAYABLE (CONTINUED)

At December 31, 1997, the borrowers had entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt from a floating rate to a fixed rate basis. This agreement involved the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. At December 31, 1997 the borrowers had entered into interest rate swap agreements effectively fixing the interest rate to 5.87% on $40 million notional value of debt. These swap agreements were terminated in 1998.

8.  OPERATING LEASE AGREEMENTS

The Company leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $105,700 in 1998, $218,500 in 1997 and $160,500 in 1996. These amounts exclude year-to-year utility pole leases of $191,100, $186,400, and $182,700, respectively, which provide for payments based on the number of poles used.

Minimum rental commitments required under non-cancelable operating leases are as follows:


     1999                               $38,400
     2000                                26,400
     2001 and thereafter                    200
                                        -------
                                        $65,000
                                        =======

9.  CAPITAL LEASE AGREEMENTS

Coaxial leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under the leases are as follows:

     For the years ending December 31,
     1999                                                   $  138,909
     2000                                                       81,174
     2001                                                       30,225
     2002                                                        3,003
                                                            ----------
                                                               253,311
     Less: Amount representing interest                        (24,853)
     Less: Current portion of capital lease obligations       (123,187)
                                                            ----------
     Long-term capital lease obligations                    $  105,271
                                                            ==========

10. CONTINGENCIES

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
 Phoenix Associates.

We have audited the accompanying balance sheet of Phoenix Associates (a Florida partnership), as of December 31, 1997, and the related statements of operations and changes in Partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Associates as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As indicated in Note 1, Phoenix Associates has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix Associates.

                                                  /s/ Arthur Andersen LLP

Columbus, Ohio
July 17, 1998

                        Report of Independent Auditors

The General Partners
Phoenix Associates

We have audited the accompanying balance sheet of Phoenix Associates (a Florida partnership) as of December 31, 1998, and the related statements of operations and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Associates at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As indicated in Note 1, Phoenix Associates has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix Associates.

                                                  /s/ Ernst & Young LLP

New York, New York
April 5, 1999

                              Phoenix Associates
                                Balance Sheets
                       As of December 31, 1998 and 1997

                                                                                  1998                     1997
                                                                         --------------------     --------------------
ASSETS
CURRENT ASSETS:
Cash..............................................................              $           -            $         247
Interest receivable...............................................                     56,868
Other accounts receivable.........................................                          -                    1,067
                                                                         ---------------------------------------------
Total current assets..............................................                     56,868                    1,314

OTHER ASSETS:
Due from related parties..........................................                    406,222                6,409,505
Notes receivable--related parties.................................                    550,297                  775,643
Deferred financing fees, net of accumulated amortization
  of $159,502.....................................................                  3,399,729                        -
Advances to partners..............................................                          -                  768,000
                                                                         ---------------------------------------------
Total other assets................................................                  4,356,248                7,953,148
                                                                         ---------------------------------------------
Total assets......................................................              $   4,413,116            $   7,954,462
                                                                         =============================================
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable..................................              $           -            $     720,600
Interest payable..................................................                  3,841,211                        -
Accounts payable..................................................                          -                      973
                                                                         ---------------------------------------------
Total current liabilities.........................................                  3,841,211                  721,573
                                                                         ---------------------------------------------

NOTES PAYABLE.....................................................                105,564,908              105,204,608
DUE TO RELATED PARTIES............................................                          -               72,439,984
                                                                         ---------------------------------------------
Total liabilities.................................................                109,406,119              178,366,165
                                                                         ---------------------------------------------

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT.................................................               (104,993,003)            (170,411,703)
                                                                         ---------------------------------------------
Total liabilities and partners' deficit...........................              $   4,413,116            $   7,954,462
                                                                         =============================================

See accompanying notes

                              Phoenix Associates
           Statements of Operations and Change in Partners' Deficit
             For the years ended December 31, 1998, 1997 and 1996


                                                                           1998                      1997              1996
                                                                -----------------------------------------------------------------
EXPENSES....................................                        $     (61,488)          $     (88,879)          $    (106,467)
INTEREST INCOME (EXPENSE)
Interest income--related parties............                              640,121               1,785,142               2,034,542
Interest income.............................                                1,333                   2,826                   1,905
Interest expense--related parties...........                           (2,665,536)             (4,025,789)             (5,027,565)
Interest expense............................                          (10,326,240)             (9,856,149)             (9,498,874)
                                                                -----------------        ----------------        ----------------
Total interest expense, net.................                          (12,350,322)            (12,093,970)            (12,489,992)
                                                                -----------------        ----------------        ----------------
Loss Before Extraordinary Item..............                          (12,411,810)            (12,182,849)            (12,596,459)
Extraordinary Item--gain on settlement of former limited
partner notes...............................                              100,182               3,315,337                       -
                                                                -----------------        ----------------        ----------------
NET LOSS....................................                          (12,311,628)             (8,867,512)            (12,596,459)

PARTNERS' DEFICIT, beginning of year........                         (170,411,703)           (161,544,191)           (148,947,732)
CAPITAL CONTRIBUTIONS.......................                           78,498,328                       -                       -
CAPITAL DISTRIBUTIONS, net..................                             (768,000)
                                                                -----------------        ----------------        ----------------
PARTNERS' DEFICIT, end of year..............                        $(104,993,003)          $(170,411,703)          $(161,544,191)
                                                                =================        ================        ================


See accompanying notes

                              Phoenix Associates
                           Statements of Cash Flows
             For the years ended December 31, 1998, 1997 and 1996



                                                                            1998               1997               1996
                                                                     ------------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss................................................               $ (12,311,628)      $ (8,867,512)      $(12,596,459)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
Gain on settlement of former limited partner notes......                    (100,182)        (3,315,337)                 -
Amortization of deferred financing fees.................                     159,502                  -                  -
Changes in operating assets and liabilities:                                                          -                  -
     Interest receivable................................                     (56,868)                 -                  -
     Other accounts receivable..........................                       1,067             (1,067)                 -
     Interest payable...................................                   3,841,211                  -                  -
     Accounts payable...................................                        (973)               618            (91,114)
                                                                     ---------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES:                                 $  (8,467,871)      $(12,183,298)      $(12,687,573)
                                                                     ---------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in amounts due from related parties.               $   6,003,283       $   (358,820)      $   (511,217)
Proceeds from notes receivable..........................                     325,528          4,823,960                  -
                                                                     ---------------      -------------       ------------
Net cash provided by (used in)
investing activities....................................               $   6,328,811       $  4,465,140       $   (511,217)
                                                                     ---------------      -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable.....................               $(105,925,208)      $   (745,035)      $   (748,625)
Proceeds from issuance of notes payable.................                 105,564,908                  -                  -
Contributions from partners, net........................                  78,498,328                  -                  -
(Decrease) increase in amounts due to related parties...                 (72,439,984)         8,348,350         14,062,505
Increase in deferred financing costs....................                  (3,559,231)                 -                  -
                                                                     ---------------      -------------       ------------
Net cash provided by financing
activities..............................................               $   2,138,813       $  7,603,315       $ 13,313,880
                                                                     ---------------      -------------       ------------

NET INCREASE (DECREASE) IN CASH.........................                        (247)          (114,843)           115,090
CASH, beginning of year.................................                         247            115,090                  -
                                                                     ---------------      -------------      -------------
CASH, end of year.......................................               $           -      $         247       $    115,090
                                                                     ===============      =============      =============

See accompanying notes

                               DECEMBER 31, 1998

1.  Business Organization and Purpose

Phoenix Associates ("Phoenix") is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities, and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. Phoenix has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix. Phoenix is a co-issuer and joint and several obligor of the debt described in Note 5, along with an affiliate, Coaxial Communications of Central Ohio, Inc.

Phoenix consists of three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed, subsidiary, Insight Ohio, and Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series (a $140 million preferred equity interest and a $30 million preferred equity interest of voting preferred equity) of Insight Ohio. The voting preferred equity interest provides for distributions to Coaxial equal in amount to the payments on the Senior Notes and senior discount notes discussed in Note 5. Coaxial will make distributions which will enable Phoenix to fund the required payments on the Senior Notes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on- and off- balance sheet financial instruments for which it is practicable to estimate that value. At December 31, 1998 and 1997, the carrying value of Phoenix's financial instruments approximate fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Phoenix does not anticipate that the adoption of this Statement will have a material impact on its financial statements.

3. INCOME TAXES

Phoenix is a general partnership. Therefore, each partner reports its distributive share of income or loss on its respective income tax returns. As a result, Phoenix does not provide for Federal or State income taxes in its accounts.

4.  RELATED PARTY TRANSACTIONS

As of December 31, 1997, Phoenix had advances due from two general partners aggregating $768,000. Such advances were settled during 1998 in accordance with the Contribution Agreement.

Phoenix had advanced funds to and received advances from related entities for working capital and for debt service. During August 1998, in connection with the issuance of the Senior Notes described in Note 5, these amounts were settled. A portion of these amounts were settled by a net contribution of $74,171,097 from the partners. Phoenix recognized interest income of approximately $234,200 in 1998 and $358,800 in 1997 and $511,200 in 1996 and interest expense of approximately $2,665,536 in 1998, $4,025,800 in 1997 and $5,027,600 in 1996
relating to such advances.

Advances to and from related entities as of December 31, 1998 and 1997 are as follows:


          Entity                                     1998        1997
          ------                            --------------     -------------
          Advances to:
          Columbus I                             $ 406,222      $  1,283,596
          Columbus II                                    -           721,869
          Southern Ohio                                  -         4,404,040
                                            --------------------------------
          Due from related entities              $ 406,222      $  6,409,505
                                            ================================
          Advances from Coaxial                  $       -      $ 72,439,984
                                            ================================

Phoenix has the following notes and accrued interest receivable from related parties at December 31, 1998 and 1997:

                                                           1998          1997
                                                   ----------------------------
Columbus I(a)                                      $ 2,348,892     $ 2,348,892
Columbus II(b)                                         118,245         443,773
                                                   ----------------------------
Total face amount of notes receivable                2,467,137       2,792,665
Less: Amounts in excess of purchase price           (1,916,840)     (2,017,022)
                                                   ----------------------------
Net notes and accrued interest receivable          $   550,297     $   775,643
                                                   ============================

(a) The $2,348,892 due from Columbus I represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. Interest was payable to Phoenix monthly, through August 20, 1998, at an annual rate of 20% of the face amount of the notes receivable. Effective August 21, 1998 the rate was amended to an annual rate of 5.5%. Phoenix recognized interest income of approximately $346,900, $1,138,000, and $1,212,800 in 1998, 1997 and 1996,
     respectively, related to the note receivable. The principal is due and payable to Phoenix on October 31, 2002.

(b) The $118,245 due from Columbus II represents a note, including past due interest that was added to the principal, which were purchased from CNA Financial Corporation on November 24, 1982. Interest is payable to Phoenix monthly at an annual rate of 20% of the face amount of the notes receivable. Phoenix recognized interest income of approximately $59,000, $288,300, and $310,600 in 1998, 1997 and 1996, respectively, related to the note receivable. The principal is due and payable to Phoenix on October 31, 2002. In August 1998, in connection with the issuance of the Senior Notes, a portion of the notes receivable from Columbus II were settled. The amount in excess of the purchase price relating to these notes was realized at the time of the settlement. The financial statements reflect an extraordinary item for the gain on partial settlement of the notes of $100,182.

Amounts in excess of purchase price represent the difference between the face amount and the accrued interest receivable on the notes purchased and the price paid. The amounts in excess of purchase price will be recognized when the principal due on the notes is received, net of any costs associated with final settlement.

In 1997, the notes receivable from former Limited Partners of Columbus I and Columbus II matured. The "amounts in excess of purchase price" relating to these notes were realized at the time of settlement. The 1997 financial statements reflect a gain on the settlement of the notes of $3,315,337 (amounts in excess of purchase price).

These related entities are under the control of the partners of Phoenix. The partners have represented that substantially all of these amounts will be settled among the parties.

5.  NOTES PAYABLE

Notes payable at December 31, 1998 and 1997 consisted of:

Lender                                   1998                     1997
------                               ------------------------------------
Senior Notes (a)                     $ 105,564,908           $          -
Banks(b)                                         -            105,925,208
                                     ------------------------------------
Total                                $ 105,564,908           $105,925,208
                                     ====================================

Senior Notes payable at December 31, 1998, will mature on August 15, 2006.

(a) On August 21, 1998 Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006. The proceeds of the Senior Notes were allocated $105.6 million to Phoenix and $34.4 million to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interests to make payments on the Senior Notes including distributions to Phoenix. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, Phoenix incurred financing fees of $3,559,231 that are being amortized over the life of the Senior Notes. Amortization expense related to the deferred financing costs was $159,502 for the year ended December 31, 1998. Interest expense incurred on the Senior Notes excluding amortization of deferred financing costs was $3,841,211 during 1998. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

(b) On November 15, 1994, Phoenix, Coaxial, Southern Ohio, Columbus I and Columbus II (collectively referred to as the borrowers), executed a loan agreement with a lead bank and several other financial institutions to replace an existing loan agreement. In connection with the Senior Note issuance discussed above, on August 21, 1998 the borrowers repaid all outstanding borrowings under this facility. Interest expense for this facility for 1998, 1997 and 1996 was $6,325,527, $9,855,120, and
     $9,495,420, respectively.

     A revolving credit commitment fee of .5% was paid on the average daily balance available for draw under Phoenix's prior revolving credit loan. The funds borrowed under the loan agreement were allocated to the following entities as of December 31, 1997:

          Entity                      Term Loan        Revolving Loan
          ------                      -------------     --------------
          Phoenix                      $105,925,208     $            -
          Coaxial                        16,760,937          8,000,000
          Southern Ohio                  20,568,238          8,000,000
          Columbus I                      2,385,682                  -
          Columbus II                     1,359,935                  -
                                      --------------------------------
          Total                       $ 147,000,000     $   16,000,000
                                      ================================

At December 31, 1997, the carrying amounts of the notes payable (loan agreement debt) approximate fair value as the underlying instruments are at variable rates that re-price frequently. At December 31, 1998, the carrying value of the Senior Notes payable approximate fair value.

At December 31, 1997, Phoenix, with the other borrowers, entered into interest-rate swap agreements to modify the interest characteristics of its outstanding debt from a floating rate to a fixed rate basis. These agreements involved the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. At December 31, 1997 the borrowers had entered into interest rate swap agreements effectively fixing the interest rate to 5.87% on $40 million notional value of debt.

                        Report of Independent Auditors


The Members
Insight Communications of Central Ohio, LLC

We have audited the accompanying balance sheet of Insight Communications of Central Ohio, LLC as of December 31, 1998, and the related statements of operations and members' deficit and cash flows for the period from August 21, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Communications of Central Ohio, LLC at December 31, 1998, and the results of its operations and its cash flows for the period from August 21, 1998 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

New York, New York
April 5, 199

                  Insight Communications of Central Ohio, LLC
                                 Balance Sheet
                            As of December 31, 1998

                                                                                   1998
                                                                              ----------------
ASSETS
CURRENT ASSETS:
Cash.............................................................                $   6,708,553
Subscriber receivables, less allowance for doubtful
accounts of $306,000.............................................                    1,185,646
Other accounts receivable, less allowance for doubtful
accounts of $145,000.............................................                    1,520,301
Prepaid expenses and other current assets........................                      166,347
                                                                              ----------------
Total current assets.............................................                    9,580,847

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements.......................................                      260,000
CATV systems.....................................................                   71,031,956
Equipment........................................................                    7,102,002
Furniture........................................................                      333,026
Leasehold improvements...........................................                       71,360
                                                                              ----------------
                                                                                    78,798,344

Less-Accumulated depreciation and amortization...................                  (46,898,251)
                                                                              ----------------
Total property and equipment, net................................                   31,900,093

INTANGIBLE ASSETS, at cost:
Franchise costs..................................................                    7,385,000
Other Intangible Assets..........................................                      300,141
Less-Accumulated amortization....................................                   (7,347,788)
                                                                              ----------------
Total intangible assets, net.....................................                      337,353

DUE FROM RELATED PARTIES.........................................                      149,321

Total assets.....................................................                $  41,967,614
                                                                              ================

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations.....................                $     123,187
Accounts payable.................................................                    3,229,719
Accrued Liabilities..............................................                    4,403,934
Series Preferred A Dividend Payable..............................                    5,211,111
Series Preferred B Dividend Payable..............................                    1,437,708
                                                                              ----------------
Total Current Liabilities........................................                   14,405,659

Capital Lease Obligations........................................                      105,271
Other Deferred Credits...........................................                    1,145,867
Due to related parties...........................................                    1,029,369
Preferred A Interest.............................................                  140,000,000
Preferred B Interest.............................................                   30,000,000
                                                                              ----------------
Total liabilities and preferred interests........................                  186,686,166

Members' deficit.................................................                 (144,718,552)
                                                                              ----------------

Total liabilities and members' deficit...........................                $  41,967,614
                                                                              ================

      see accompanying notes

                   Insight Communications of Central Ohio, LLC
             Statement of Operations and Changes in Members' Deficit
   For the Period from August 21 (date of inception) through December 31, 1998


REVENUE                                               $  17,275,582

OPERATING EXPENSES:
Service and administrative......................          9,405,092
Depreciation and Amortization...................          1,898,951
                                                     --------------
Total operating expenses........................         11,304,043
                                                     --------------

OPERATING INCOME................................          5,971,539
OTHER INCOME....................................             11,315
INTEREST INCOME.................................             24,768
                                                     --------------

NET INCOME......................................          6,007,622

Accrual of preferred interests..................         (6,648,819)
                                                     --------------
Loss on common interests........................           (641,197)
MEMBERS' EQUITY, beginning of  period...........                  -
Member Contributions............................         34,457,858
Preferred Membership Interest...................       (170,000,000)
Capital Distributions...........................         (8,535,213)
                                                     --------------
Members' Deficit at December 31, 1998...........      $(144,718,552)
                                                     ==============

      see accompanying notes

                  Insight Communications of Central Ohio, LLC
                              Statement of Cash Flows
 For the Period from August 21, 1998 (date of inception) through December 31,
                                     1998

                                                                       1998
                                                               -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................           $ 6,007,622
Adjustments to reconcile Net Income to
Net Cash Provided by Operating Activities
Depreciation and amortization...............................             1,898,951
Changes in certain assets and liabilities...................
(Increase) decrease in assets...............................
Subscriber receivables......................................            (1,213,166)
Due from affiliates.........................................              (124,886)
Other accounts receivable, prepaid expenses and other
current assets..............................................              (609,117)
Accounts payable and accrued liabilities....................             1,879,637
Due to affiliates...........................................             1,029,369
                                                               -------------------
Net cash provided by operating activities...................           $ 8,868,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment.............            (3,620,389)
Increase in other intangible assets.........................              (300,141)
Proceeds from disposal of property and equipment............                11,315
                                                               -------------------
Net cash used in investing activities.......................           $(3,909,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations.............               (52,187)
Capital Contributions.......................................            10,000,000
Capital Distributions.......................................            (8,524,710)
Cash used in activities not included in net assets contributed             326,255
to Insight                                                     -------------------
Net cash used in financing activities.......................           $ 1,749,358
                                                               -------------------

CASH, end of period.........................................           $ 6,708,553
                                                               ===================

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the year for:                                 -------------------
     Interest, net of amount capitalized                               $        --
                                                               ===================

      see accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


1. BUSINESS ORGANIZATION AND PURPOSE

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A and Series B Preferred Interests"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. Accordingly the accompanying financial statements include the operations of the cable television system contributed by Coaxial to Insight Ohio from August 21, 1998. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% Senior Discount Notes due 2008 ("Discount Notes"). The Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. The Discount Notes are non-recourse, secured by 100% of the common stock of Coaxial, and conditionally guaranteed by Insight Ohio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

Insight Ohio considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Insight Ohio to concentrations of credit risk consist principally of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the central Ohio area. Insight Ohio continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1998, Insight Ohio had no significant concentrations of credit risk.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, while maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in earnings. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:


          CATV systems                           10 to 15  years
          Equipment                                  5 years
          Furniture                                  5 years
          Leasehold improvements                  Life of lease


Assets held under capital leases at December 31, 1998 were $228,458.

Insight Ohio internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

Insight Ohio reviews its property, plant and equipment and other long term assets when events or changes in circumstances indicate the carrying amounts may not be recoverable. When such conditions exist, management estimates the future cash flows from operations or disposition. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount would be recorded, and an impairment loss would be recognized. Insight Ohio does not believe that there is an impairment of such assets.

FRANCHISE COSTS

Franchise costs are amortized using the straight-line method over the lives of the related franchises which range from 7 to 15 years.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $302,800, from August 21, 1998 through December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INCOME TAXES

Insight Ohio is a limited liability corporation. Therefore, each member reports his distributive share of income or loss on his respective income tax returns. As a result, Insight Ohio does not provide for Federal or State income taxes in its accounts. In the event that the limited liability corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of Insight Ohio's members are limited to their respective investments.

4. 401(K) PLAN

During 1998, the Company sponsored various 401(k) Plan (the "Plans") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employee's wages. Company contributions to the Plans approximated $145,000 in 1998.

5. CREDIT FACILITY

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a group of banks and other financial institutions. The Senior Credit Facility provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities.

6. RELATED PARTY TRANSACTIONS

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee of equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement aggregated $492,713 for the period from August 21 through December 31, 1998.

Insight Ohio has receivables from related parties as of December 31, 1998 of $149,321 relating to working capital requirements.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  OPERATING LEASE AGREEMENTS

Insight Ohio leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $42,700 for the period from August 21, 1998 to December 31, 1998. These amounts exclude utility pole leases of $67,300, which provide for payments based on the number of poles used.

Minimum rental commitments required under non-cancelable operating leases are as follows:


               1999                          $  38,400
               2000                             26,400
               2001 and thereafter                 200
                                          -------------
                                             $  65,000
                                          =============


8.  CAPITAL LEASE AGREEMENTS

Insight Ohio leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under these leases are as follows:

    For the Years Ending December 31,


      1999                                                    $  138,909
      2000                                                        81,174
      2001                                                        30,225
      2002                                                         3,003
                                                          --------------
                                                                 253,311
      Less: Amount representing interest                         (24,853)
      Less: Current portion of capital lease obligations        (123,187)
                                                          --------------
      Long-term capital lease obligations                     $  105,271
                                                          ==============


9.  COMMITMENTS AND CONTINGENCIES

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

                        REPORT OF INDEPENDENT AUDITORS


The Member
Coaxial LLC

     We have audited the consolidated financial statements of Coaxial LLC as of December 31, 1998 and for the year then ended, and have issued our report thereon dated April 5, 1999 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Ernst & Young LLP

New York, New York
April 5, 1999

                                  COAXIAL LLC
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Charged to  Charged to
                                         Beginning   Costs &      Other                     Ending
              Description                 Balance    Expenses    Accounts   Deductions (1)  Balance
              -----------                ---------  ----------  ----------  --------------  -------
Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts
      Allowance for doubtful accounts      374,000     833,000           -       (756,000)  451,000

_________
(1)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COAXIAL LLC


Date:     April 13, 1999            By: /s/ Michael S. Willner
                                    ------------------------------------
                                    Michael S. Willner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                                   TITLE                          DATE
      ---------                                   -----                          ----
/s/ Sidney R. Knafel           Chairman                                      April 13,1999
--------------------
Sidney R. Knafel

/s/ Michael S. Willner         President and Chief Executive Officer         April 13,1999
---------------------          (Principal Executive Officer)
Michael S. Willner

Kim D. Kelly                   Executive Vice President, Chief Financial     April 13,1999
------------                   and Operating Officer and Treasurer
Kim D. Kelly                   (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COAXIAL FINANCING CORP.


Date:     April 13, 1999            By: /s/ Michael S. Willner
                                       ----------------------------------
                                       Michael S. Willner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                                   TITLE                          DATE
      ---------                                   -----                          ----
/s/ Sidney R. Knafel           Director and Chairman                         April 13,1999
--------------------
Sidney R. Knafel

/s/ Michael S. Willner         Director, President and Chief Executive       April 13,1999
---------------------          Officer (Principal Executive Office)
Michael S. Willner

Kim D. Kelly                   Director, Executive Vice President, Chief     April 13,1999
------------                   Financial and Operating Officer and Treasurer
Kim D. Kelly                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC


Date: April 13, 1999               By: /s/ Michael S. Willner
                                      ---------------------------------
                                      Michael S. Willner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                                   TITLE                          DATE
      ---------                                   -----                          ----
/s/ Sidney R. Knafel           Chairman                                      April 13,1999
--------------------
Sidney R. Knafel

/s/ Michael S. Willner         President and Chief Executive Officer         April 13,1999
---------------------          (Principal Executive Officer)
Michael S. Willner

Kim D. Kelly                   Executive Vice President, Chief Financial     April 13,1999
------------                   and Operating Officer and Treasurer
Kim D. Kelly                   (Principal Financial and Accounting Officer)