Form 10-Q
period 1999-03-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 1999-05-18
CIK 1071003, 1070242, 1071001

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                 For the quarterly period ended March 31, 1999

             Commission File Numbers:   333-64449-02
                                        333-64449-01
                                        333-64449


                                  Coaxial LLC
                            Coaxial Financing Corp.
                  Insight Communications of Central Ohio, LLC
           (Exact name of registrants as specified in their charters)

               Delaware                                       Applied for
               Delaware                                       Applied for
               Delaware                                       13-4017803
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Numbers)

                    c/o Insight Communications Company, L.P.
                              126 East 56th Street
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 371-2266
              (Registrants' telephone number, including area code)


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.   [ X ] Yes    [  ] No

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.


Coaxial Communications of Central Ohio, Inc.    Not Applicable
Phoenix Associates                              Not Applicable
Insight Communications of Central Ohio, LLC     Not Applicable

INDEX

                                                                               Page
                                                                               ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
 Coaxial LLC

   Consolidated Balance Sheets as of
      March 31, 1999 (unaudited) and December 31, 1998                           1

   Consolidated Statements of Operations
      and Changes in Member's Deficit for the
      three months ended March 31, 1999 (unaudited)                              2

   Consolidated Statement of Cash Flows
      for the three months ended March 31, 1999 (unaudited)                      3

   Notes to Interim Consolidated Financial Statements (unaudited)                4

 Coaxial Financing Corp.

   Balance Sheets as of March 31, 1999 (unaudited)
      and December 31, 1998                                                     10

   Notes to Interim Balance Sheets (unaudited)                                  11

 Coaxial Communications of Central Ohio, Inc.

   Consolidated Balance Sheets as of
      March 31, 1999 (unaudited) and December 31, 1998                          12

   Consolidated Statements of Operations and Changes in
      Shareholders' Equity (Deficit) for the three months ended March 31,
      1999 and 1998 (unaudited)                                                 13

   Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and March 31, 1998 (unaudited)                14

   Notes to Interim Consolidated Financial Statements (unaudited)               15

                                                                               Page
                                                                               ----

Phoenix Associates
   Balance Sheets as of
      March 31, 1999 (unaudited) and December 31, 1998                          21

   Statements of Operations and Partners' Deficit
      for the three months ended March 31, 1999 and 1998 (unaudited)            22

   Statements of Cash Flows for the three months
      ended March 31, 1999 and 1998 (unaudited)                                 23

   Notes to Interim Financial Statements (unaudited)                            24

 Insight Communications of Central Ohio, LLC

   Balance Sheet as of
      March 31, 1999 (unaudited) and December 31, 1998                          27

   Statements of Operations and Members' Deficit for
      for the three months ended March 31, 1999 (unaudited)                     28

   Statement of Cash Flows for the three months
      ended March 31, 1999 (unaudited)                                          29

   Notes to Interim Financial Statements (unaudited)                            30

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                               33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             39


PART II OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                       40

                                                        Coaxial LLC
                                                Consolidated Balance Sheets
                                                       (in thousands)
                                                                                       March 31, 1999     December 31, 1998
                                                                                   ------------------     -----------------
                                                                                         (Unaudited)           (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                                         $  4,271              $  8,709
Subscriber receivables, less allowance for doubtful accounts
of $530 and $306 in 1999 and 1998                                                                 915                 1,186
Other accounts receivable, less allowance for doubtful accounts
of $145 in 1999 and 1998                                                                        1,401                 1,520
Prepaid expenses and other current assets                                                         160                   166
                                                                                   ------------------     -----------------
Total current assets                                                                            6,747                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements                                                                        260                   260
CATV systems                                                                                   76,880                71,032
Equipment                                                                                       7,371                 7,102
Furniture                                                                                         338                   333
Leasehold improvements                                                                             71                    71
                                                                                   ------------------     -----------------
                                                                                               84,920                78,798
Accumulated depreciation and amortization                                                     (48,488)              (46,898)
                                                                                   ------------------     -----------------
Total property and equipment, net                                                              36,432                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                                 7,385                 7,385
Deferred financing costs and other                                                              2,738                 2,712
                                                                                   ------------------     -----------------
                                                                                               10,123                10,097
Accumulated amortization                                                                       (7,505)               (7,436)
                                                                                   ------------------     -----------------
Total intangible assets, net                                                                    2,618                 2,661

Note Receivable Coaxial DJM LLC                                                                 6,750                 6,750
Note Receivable Coaxial DSM LLC                                                                 3,000                 3,000
Due from related parties                                                                          978                   640
                                                                                   ------------------     -----------------
Total Other Assets                                                                             13,346                13,051
                                                                                   ------------------     -----------------

Total assets                                                                                 $ 56,525              $ 56,532
                                                                                   ==================     =================

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                                 $     94              $    123
Accounts payable                                                                                4,723                 3,230
Accrued interest                                                                                  446                 1,250
Accrued liabilities                                                                             6,639                 4,404
                                                                                   ------------------     -----------------
Total current liabilities                                                                      11,902                 9,007

NOTES PAYABLE:
Senior Discount Notes                                                                          32,551                31,511
Senior Notes                                                                                   34,435                34,435
                                                                                   ------------------     -----------------
Total notes payable                                                                            66,986                65,946

Capital Lease Obligations                                                                         105                   105
Other liabilities                                                                               1,078                 1,146
Due to related parties                                                                            398                 1,029
                                                                                   ------------------     -----------------
Total liabilities                                                                              80,469                77,233
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT                                                                              (23,944)              (20,701)
                                                                                   ------------------     -----------------
Total liabilities and  member's deficit                                                      $ 56,525              $ 56,532
                                                                                   ==================     =================

See accompanying notes

                                           Coaxial LLC
             Consolidated Statements of Operations and Changes in Member's (Deficit)
                                           (Unaudited)
                                          (in thousands)

                                                                           Three  months ended
                                                                              March 31, 1999
                                                                       --------------------------
REVENUES                                                                                 $ 11,696

OPERATING EXPENSES:
Service and administrative                                                                  6,681
Depreciation and Amortization                                                               1,600
                                                                       --------------------------
Total operating expenses                                                                    8,281
                                                                       --------------------------

OPERATING INCOME                                                                            3,415
OTHER EXPENSES                                                                                  -
INTEREST INCOME (EXPENSE), net
Interest income                                                                               415
Interest expense                                                                           (1,967)
                                                                       --------------------------
Total interest expense, net                                                                (1,552)
                                                                       --------------------------

NET INCOME                                                                               $  1,863

MEMBER'S (DEFICIT), beginning of year                                                     (20,701)
MEMBER DISTRIBUTIONS                                                                       (5,106)
                                                                       --------------------------
MEMBERS' (DEFICIT), end of year                                                          $(23,944)
                                                                       ==========================

See accompanying notes

                                      Coaxial LLC
                         Consolidated Statement of Cash Flows
                                      (Unaudited)
                                    (in thousands)
                                                                            Three months
                                                                           ended March 31,
                                                                                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 1,863
Adjustments to reconcile Net Income to
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization                                                    1,668
Accretion of original issue discount on Senior
 Discount Notes                                                                  1,041

Changes in certain assets and liabilities
Subscriber receivables                                                             270
Other accounts receivable, prepaid expenses and other
current assets                                                                     126
Accounts payable and accrued liabilities                                         3,649
Accrued Interest                                                                  (804)
Due to related parties                                                            (631)
                                                                     -----------------
Net cash provided by operating activities                                        7,182
                                                                     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other intangibles                                                      (25)
Capital expenditures for property and equipment                                 (6,122)
Due from related parties                                                          (338)
                                                                     -----------------
Net cash used in investing activities                                           (6,485)
                                                                     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                              (29)
Capital distributions                                                           (5,106)
                                                                     -----------------
Net cash used in financing activities                                           (5,135)
                                                                     -----------------

NET INCREASE IN CASH                                                            (4,438)
CASH, beginning of period                                                        8,709
                                                                     -----------------
CASH, end of period                                                            $ 4,271
                                                                     =================

See accompanying notes

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

1. Business Organization And Purpose

Coaxial LLC (the "Company"), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67.5% of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). The Company has an individual as its sole member.

Coaxial, an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system to Insight Ohio described below, the issuance of the senior notes described in Note 4, and the issuance of the senior discount notes by the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies including the Company. Accordingly, effective August 21, 1998, the Company owns 67 1/2% of the outstanding stock of Coaxial.

Other related entities owned or controlled by the majority shareholder of the Company include Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owns 25% of the non-voting common equity and Insight owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series of voting preferred equity (a $140 million preferred equity interest and a $30 million preferred equity interest) of Insight Ohio. The voting preferred equity interest will provide for distributions to Coaxial and indirectly to Phoenix and the Company in amounts equal to the payments required on the senior and senior discount notes described in Note 4. IHO serves as the manager of Insight Ohio.

The Company and Coaxial Financing Corp. are co-issuers of notes payable described in Note 4(b). Coaxial and Phoenix are co-issuers of the notes payable described in Note 4(a). The ability of Coaxial Financing Corp., the Company, Coaxial, and Phoenix to make scheduled payments with respect to the senior and senior discount notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A and Series B Preferred Interests to Coaxial are designed to provide the cash flow necessary to service the debt service requirements on the senior and senior discount notes.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2. Basis of Presentation (continued)

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3. Summary Of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, Coaxial, and Insight Ohio. All intercompany balances have been eliminated in consolidation. At March 31, 1999, Coaxial had a shareholders' deficiency and Insight Ohio had a members' deficiency. Accordingly, the accompanying financial statements do not include any minority interest liabilities.

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

At March 31, 1999, the carrying value of the notes receivable from Coaxial DJM LLC and Coaxial DSM LLC and the senior and senior discount notes approximate their fair value.

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at March 31, 1999 were not significant.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary Of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of March 31, 1999, the Company had no significant concentrations of credit risk.

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

At March 31, 1999 the Company had net assets held under capital leases of $199,000.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

    Franchise costs                       7 to 15 years
    Deferred financing costs           Term of related debt

Deferred financing costs relate primarily to legal fees and bank facility fees incurred to negotiate and secure long term financing (see Note 4). These costs are being amortized on a straight-line basis over the life of the applicable loans. The Company amortized to interest expense deferred financing costs of approximately $69,000 for the three months ended March 31, 1999.

Home Office Expenses

Effective August 21, 1998, Insight Ohio entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee of equivalent to 3% of Insight Ohio's gross operating revenues. Fees under the management agreement aggregated $376,000 for the three months ended March 31, 1999.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

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

4. Notes Payable

Notes payable at March 31, 1999 and December 31, 1998 consisted of:

                                             March 31, 1999            December 31, 1998
                                         ---------------------     ------------------------
                 Lender
                 ------
Senior notes(a)                                     34,435,000                  $34,435,000
Senior discount notes(b)                            32,551,000                   31,511,000
                                         ---------------------     ------------------------
     Total notes payable                           $66,986,000                  $65,946,000
                                         =====================     ========================

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of $1,147,193 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




4. Notes Payable (continued)

 (a) (continued)

     Amortization expense for deferred financing costs related to the Senior Notes for the three months ended March 31, 1999 was approximately $36,000. Interest expense on Coaxial's portion of the Senior Notes was approximately $861,000 for the three months ended March 31, 1999.

     Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

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

     Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of March 31, 1999, no amounts were drawn on the Senior Credit Facility.

 (b) On August 21, 1998, the Company and Coaxial Financing Corp., a related entity, issued senior discount notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of the Company to certain related entities to repay the indebtedness. Approximately, $9,750,000 was loaned to two related entities by the Company, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,868,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Senior Discount Notes were allocated to the Company.

     The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio, a subsidiary of Coaxial.

     Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. Coaxial Financing Corp., and the Company were in compliance with these covenants as of March 31, 1999.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4. Notes Payable (continued)

 (b) (continued)

    The ability of Coaxial Financing Corp., and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B Preferred Interests equal the distributions to be made by Coaxial to the three limited liability companies that own Coaxial to service the Senior Discount Notes.

5. Commitments and Contingencies

The Company is party or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.



                                            COAXIAL FINANCING CORP.
                                                 BALANCE SHEETS


                                                                         March 31, 1999           December 31, 1998
                                                                       -------------------      ---------------------
                                                                           (Unaudited)                (Note 2)
ASSETS:
Cash                                                                               $1,000                     $1,000
                                                                     --------------------     ----------------------
Total Assets                                                                       $1,000                     $1,000
                                                                     ====================     ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Senior Discount Notes (to be paid by Coaxial LLC - See Note 3)         $        -               $        -

                                                                     --------------------     ----------------------
Total Liabilities                                                      $        -               $        -
Common stock, $.01 par value; 1,000 shares authorized, 1,000
 shares issued and outstanding                                                         10                         10

Additional paid-in capital                                                            990                        990
                                                                     --------------------     ----------------------
Total liabilities and shareholders' equity                                         $1,000                     $1,000
                                                                     ====================     ======================

See accompanying notes

                            COAXIAL FINANCING CORP.
                         NOTES TO INTERIM BALANCE SHEET
                                   UNAUDITED
                                 MARCH 31, 1999

1. Nature of Business

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998 for the sole purpose of being a co-issuer of the discount notes described in Note 3, which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3.   Notes Payable

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

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. The Company and Coaxial LLC were in compliance with these covenants as of March 31, 1999.

The ability of the Company and Coaxial LLC to make scheduled payments with respect to the Discount Notes will depend on the financial and operating performance of Insight Ohio.

4. Commitments and Contingencies

The Company is party or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                                        Coaxial Communications of Central Ohio, Inc.
                                                Consolidated Balance Sheets
                                                       (in thousands)

                                                                                       March 31, 1999     December 31, 1998
                                                                                   ---------------------  -----------------
                                                                                         (Unaudited)           (Note 2)
ASSETS
Cash...........                                                                              $  4,271              $  8,709
Subscriber receivables, less allowance for doubtful accounts
of $530 and $306 in 1999 and 1998                                                                 915                 1,186
Other accounts receivable, less allowance for doubtful accounts
of $145 in 1999 and 1998                                                                        1,401                 1,520
Prepaid expenses and other current assets                                                         160                   166
                                                                                   ---------------------  -----------------
Total current assets                                                                            6,747                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements                                                                        260                   260
CATV systems                                                                                   76,880                71,032
Equipment                                                                                       7,371                 7,102
Furniture                                                                                         338                   333
Leasehold improvement                                                                              71                    71
                                                                                   ---------------------  -----------------
                                                                                               84,920                78,798
Less-Accumulated depreciation and amortization                                                (48,488)              (46,898)
                                                                                   ---------------------  -----------------
Total property and equipment, net                                                              36,432                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                                 7,385                 7,385
Deferred financing costs and other                                                              1,473                 1,447
                                                                                   ---------------------  -----------------
                                                                                                8,858                 8,832
Less-Accumulated amortization                                                                  (7,446)               (7,399)
                                                                                   ---------------------  -----------------
Total intangible assets, net                                                                    1,412                 1,433

DUE FROM RELATED PARTIES                                                                          149                   149
                                                                                   ---------------------  -----------------

Total Assets                                                                                 $ 44,740              $ 45,063
                                                                                   =====================  =================

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations                                                 $     94              $    123
Accounts payable                                                                                4,723                 3,230
Accrued interest                                                                                  446                 1,250
Accrued liabilities                                                                             6,639                 4,404
                                                                                   ---------------------  -----------------
Total current liabilities                                                                      11,902                 9,007


Senior Notes Payable                                                                           34,435                34,435

Capital Lease Obligations                                                                         105                   105
Other Liabilities                                                                               1,078                 1,146
Due to related parties                                                                            398                 1,030
                                                                                   ---------------------  -----------------
Total liabilities                                                                              47,918                45,723

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT):
Common stock--authorized 2,000 shares, 1,080 shares
issued and outstanding in 1999 and 1998                                                             1                     1
Paid-in capital                                                                                27,777                11,501
Accumulated (deficit)                                                                         (30,956)              (12,162)
                                                                                   ---------------------  -----------------
Total shareholders' (deficit)                                                                  (3,178)                 (660)
                                                                                   ---------------------  -----------------
Total liabilities and shareholders' (deficit)                                                $ 44,740              $ 45,063
                                                                                   =====================  =================

See accompanying notes

                                     COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDER'S (DEFICIT) EQUITY
                                                      (UNAUDITED)
                                                    (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 1999                        1998
                                                                     --------------------      -----------------------
TOTAL REVENUES                                                                 $11,696                      $11,472

OPERATING EXPENSES:
Service and administrative                                                       6,681                        7,470
Depreciation and amortization                                                    1,600                        1,458
                                                                     --------------------      -----------------------
Total operating expenses                                                         8,281                        8,928
                                                                     --------------------      -----------------------

OPERATING INCOME                                                                 3,415                        2,544
OTHER EXPENSES                                                                       -                           72
INTEREST INCOME (EXPENSE), net
Interest income--related parties                                                     -                        1,068
Interest income                                                                     77                           23
Interest expense--related parties                                                    -                         (389)
Interest expense                                                                  (904)                        (649)
                                                                     --------------------      -----------------------

Total interest income (expense), net                                              (827)                          53
                                                                     --------------------      -----------------------

NET INCOME                                                                       2,588                        2,525

SHAREHOLDERS' (DEFICIT) EQUITY, beginning
 of year                                                                          (660)                      54,327

CAPITAL DISTRIBUTIONS                                                           (5,106)                      (1,143)
                                                                     --------------------      -----------------------
SHAREHOLDERS' (DEFICIT) EQUITY, end of year                                    $(3,178)                     $55,709

                                                                     ====================      =======================


See accompanying notes


                                      COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                             Three months ended
                                                                                 March 31,
                                                                      1999                     1998
                                                                -----------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   2,588                     $  2,525
Adjustments to reconcile Net income to
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                             1,646                        1,458
Loss on disposals of property and equipment                                                                -
Changes in operating assets and liabilities
Subscriber receivables                                                      270                          700
Other accounts receivable, prepaid expenses and other
current assets                                                              126                          223
Accounts payable and accrued liabilities                                  3,649                         (881)
Accrued interest                                                           (804)                         (67)
Due to related parties                                                     (631)                           -
                                                                -----------------      ----------------------
Net cash provided by operating activities                                 6,844                        3,958
                                                                -----------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                          (6,122)                      (1,194)
Increase in intangible assets                                               (25)
Due from related parties                                                      -                       (3,686)
                                                                -----------------      ----------------------
Net cash used in investing activities                                    (6,147)                      (4,880)
                                                                -----------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                       -                       1,000
Principal payments on notes payable                                           -                         (29)
Principal payments on deferred compensation                                   -                         (64)
Principal payments on capital lease obligations                             (29)                        (70)
Capital distributions                                                    (5,106)                     (1,143)
(Decrease) Increase in amounts due to related parties                         -                       1,537
                                                                -----------------      ----------------------
Net cash used in financing activities                                    (5,135)                      1,231
                                                                -----------------      ----------------------

NET INCREASE (DECREASE) IN CASH                                          (4,438)                       309
CASH, beginning of period                                                 8,709                        574
                                                                -----------------      ----------------------
CASH, end of period                                                  $    4,271                     $  883
                                                                =================      ======================

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of the Company's cable system described below, the issuance of the Senior Notes described in Note 4(a), and the issuance of the Discount Notes by the Company's majority shareholder and an affiliate during 1998, the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, at March 31, 1999, the Company was a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

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

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to Insight Ohio, a newly formed subsidiary. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series of voting preferred equity (a $140 million preferred equity interest and a $30 million preferred equity interest) of Insight Ohio. The voting preferred equity interest will provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior and senior discount notes. IHO serves as the manager of Insight Ohio.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at March 31, 1999, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At March 31, 1999, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

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

At March 31, 1999, the carrying value of the Senior Notes approximate their fair value.

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at March 31, 1999 were not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of March 31, 1999, the Company had no significant concentrations of credit risk.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. Summary of Significant Accounting Policies (continued)

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



At March 31, 1999 the Company had net assets held under capital leases of $199,000.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

  Franchise costs                             7 to 15 years
  Deferred financing costs                Term of related debt

Deferred financing costs relate to costs, primarily legal fees and bank facility fees incurred to negotiate and secure long term financing (see note 4). These costs are being amortized on a straight-line basis over the life of the applicable loans. In connection with the issuance of the Senior Notes (see note
4), the Company repaid the outstanding indebtedness under its prior debt facility. The Company amortized to interest expense deferred financing costs of approximately $36,000 and $142,000 for the three months ended March 31, 1999 and March 31, 1998, respectively.

Home Office Expenses

Home office expenses of approximately $470,000 for the three months ended March 31, 1998 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a management fee which approximated $376,000 for the three months ended March 31, 1999.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3. Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation.

4.  Notes Payable

Notes payable at March 31, 1999 and December 31, 1998 consisted of:

            Lender                March 31, 1999            December 31, 1998
            ------            --------------------      -----------------------

   Senior Notes(a)                     $34,435,092                  $34,435,092
                              --------------------      -----------------------

Total                                  $34,435,092                  $34,435,092
                              ====================      =======================


Notes payable at March 31, 1999, will mature on August 15, 2006.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4. Notes Payable (continued)

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of $1,147,193 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

     Amortization expense for deferred financing costs related to the Senior Notes for the three months ended March 31, 1999 was approximately $36,000. Interest expense on Coaxial's portion of the Senior Notes was approximately $861,000 for the three months ended March 31, 1999.

     Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of March 31, 1999, no amounts were drawn on the Senior Credit Facility.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  Commitments and Contingencies

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

                                                  Phoenix Associates
                                                    Balance Sheets
                                                    (in thousands)

                                                                             March 31, 1999         December 31, 1998
                                                                         -------------------    ----------------------
                                                                              (Unaudited)               (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                       $               -       $                 -
Interest receivable                                                                       57                        57
                                                                         -------------------    ----------------------
Total current assets                                                                      57                        57

OTHER ASSETS:
Due from related parties                                                                 406                       406
Notes receivable--related parties                                                        550                       550
Deferred financing fees,                                                               3,289                     3,400
                                                                         -------------------    ----------------------
Total other assets                                                                     4,245                     4,356
                                                                         -------------------    ----------------------
Total assets                                                                       $   4,302                 $   4,413
                                                                         ===================    ======================

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:

INTEREST PAYABLE                                                                   $   1,378                 $   3,841

NOTES PAYABLE                                                                        105,565                   105,565
                                                                         -------------------    ----------------------
Total liabilities                                                                    106,943                   109,406
                                                                         -------------------    ----------------------

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT                                                                   (102,641)                 (104,993)
                                                                         -------------------    ----------------------
Total liabilities and partners' deficit                                            $   4,302                 $   4,413
                                                                         ===================    ======================

See accompanying notes

                                                     Phoenix Associates
                                  Statements of Operations and Change in Partners' Deficit
                                                        (Unaudited)
                                                       (in thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                  1999                         1998
                                                                          --------------------      -----------------------
EXPENSES                                                                    $                -                     $     19
INTEREST EXPENSE (INCOME)
Interest income--related parties                                                             -                         (228)
Interest expense--related parties                                                            -                        1,008
Interest expense                                                                         2,750                        2,449
                                                                          --------------------      -----------------------
Total interest expense, net                                                              2,750                        3,229
                                                                          --------------------      -----------------------
NET LOSS                                                                                 2,750                        3,248

PARTNERS' DEFICIT, beginning of year                                                   104,993                      170,411
CAPITAL CONTRIBUTIONS                                                                   (5,102)                           -
                                                                          --------------------      -----------------------
PARTNERS' DEFICIT, end of year                                                        $102,641                     $173,659
                                                                          ====================      =======================


See accompanying notes

                                                       Phoenix Associates
                                                    Statements of Cash Flows
                                                          (Unaudited)
                                                         (in thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                 1999                            1998
                                                                     --------------------------     ---------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                      $(2,750)                        $(3,248)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
Amortization of deferred financing fees                                           111                               -
Changes in operating assets and liabilities:
   Other accounts receivable, prepaid expenses, and
    other current assets                                                            -                               1

     Accrued Interest                                                          (2,463)                              -
     Accounts payable                                                               -                              (1)

                                                                     --------------------------     ---------------------------
Net cash used in operating activities                                          (5,102)                         (3,248)
                                                                     --------------------------     ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in amounts due from related                                     -                             (88)
 parties
                                                                     --------------------------     ---------------------------
Net cash provided by (used in) investing activities                                 -                             (88)
                                                                     --------------------------     ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                             -                            (180)
Capital Contributions                                                           5,102                               -
(Decrease) increase in amounts due to related parties                               -                           3,516
                                                                     --------------------------     ---------------------------
Net cash provided by (used in) financing activities                             5,102                           3,336
                                                                     --------------------------     ---------------------------

NET INCREASE (DECREASE) IN CASH                                                     -                               -
CASH, beginning of period                                                           -                               -
                                                                     --------------------------     ---------------------------
CASH, end of period                                                    $            -             $                 -
                                                                     ==========================     ===========================

See accompanying notes

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

1.  Business Organization and Purpose

Phoenix Associates ("Phoenix") is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities, and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. Phoenix has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix. Phoenix is a co-issuer and joint and several obligor of the debt described in Note 4, along with an affiliate, Coaxial Communications of Central Ohio, Inc.

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

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio, and Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series (a $140 million preferred equity interest and a $30 million preferred equity interest of voting preferred equity) of Insight Ohio. The voting preferred equity interest provides for distributions to Coaxial equal in amount to the payments on the Senior Notes and senior discount notes. Coaxial will make distributions which will enable Phoenix to fund the required payments on the Senior Notes.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on- and off- balance sheet financial instruments for which it is practicable to estimate that value. At March 31, 1999, the carrying value of Phoenix's financial instruments approximate fair value.

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

4.  Notes Payable

Notes payable at March 31, 1999 and December 31, 1998 consisted of:

Lender                        March 31, 1999            December 31, 1998
------                    ---------------------     -----------------------
Senior Notes (a)                   $105,565,000                $105,565,000
                          ---------------------     -----------------------
Total                              $105,565,000                $105,565,000
                          =====================     =======================

Notes payable at March 31, 1999, will mature on August 15, 2006.

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   Notes Payable (continued)

  (a) On August 21, 1998 Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006. The proceeds of the Senior Notes were allocated $105.6 million to Phoenix and $34.4 million to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140.0 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interests to make payments on the Senior Notes including distributions to Phoenix. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interests for any purpose other than required payments of interest and principal on the notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, Phoenix incurred financing fees of $3,559,231 that are being amortized over the life of the Senior Notes. Amortization expense related to the deferred financing costs was approximately $111,000 for the three months ended March 31, 1999. Interest expense incurred on the Senior Notes excluding amortization of deferred financing costs was approximately $2,639,000 for the three months ended March 31, 1999. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

At March 31, 1999 the carrying value of the Senior Notes payable approximate fair value.

5.   Commitments and Contingencies

The Company is party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                                            Insight Communications of Central Ohio, LLC
                                                          Balance Sheets
                                                          (in thousands)

                                                                             March 31, 1999                  December 31, 1998
                                                                       ------------------------       ----------------------------
                                                                               (Unaudited)                       (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                            $   2,271                          $   6,709
Subscriber receivables, less allowance for doubtful
accounts of $530 and $306 in 1999 and 1998                                            915                              1,186
Other accounts receivable, less allowance for doubtful
accounts of $145 in 1999 and 1998                                                   1,401                              1,520
Prepaid expenses and other current assets                                             160                                166
                                                                       ------------------------       ----------------------------
Total current assets                                                                4,747                              9,581

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements                                                            260                                260
CATV systems                                                                       76,880                             71,032
Equipment                                                                           7,371                              7,102
Furniture                                                                             338                                333
Leasehold improvements                                                                 71                                 71
                                                                       ------------------------       ----------------------------
                                                                                   84,920                             78,798
Less-Accumulated depreciation and amortization                                    (48,488)                           (46,898)
                                                                       ------------------------       ----------------------------
Total property and equipment, net                                                  36,432                             31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                     7,385                              7,385
Other Intangible Assets                                                               326                                300
Less-Accumulated amortization                                                      (7,358)                            (7,348)
                                                                       ------------------------       ----------------------------
Total intangible assets, net                                                          353                                337

DUE FROM RELATED PARTIES                                                              149                                149
                                                                       ------------------------       ----------------------------
Total assets                                                                    $  41,681                          $  41,967
                                                                       ========================       ============================

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                    $      94                          $     123
Accounts payable                                                                    4,722                              3,230
Accrued Liabilities                                                                 6,639                              4,404
Series Preferred A Dividend Payable                                                 1,750                              5,211
Series Preferred B Dividend Payable                                                 2,350                              1,438
                                                                       ------------------------       ----------------------------
Total Current Liabilities                                                          15,555                             14,406

Capital Lease Obligations                                                             105                                105
Other Deferred Credits                                                              1,077                              1,146
Due to related parties                                                                398                              1,029
Preferred A Interest                                                              140,000                            140,000
Preferred B Interest                                                               30,000                             30,000
                                                                       ------------------------       ----------------------------
Total liabilities and preferred interests                                         187,135                            186,686

Members' deficit                                                                 (145,454)                          (144,719)
                                                                       ------------------------       ----------------------------


Total liabilities and members' deficit                                          $  41,681                          $  41,967
                                                                       ========================       ============================

See accompanying notes

                                    INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)




REVENUE                                                                                             $  11,696

OPERATING EXPENSES:
Service and administrative                                                                              6,681
Depreciation and Amortization                                                                           1,599
                                                                                          -------------------------
Total operating expenses                                                                                8,280
                                                                                          -------------------------

OPERATING INCOME                                                                                        3,416
OTHER INCOME
Interest Expense                                                                                           (7)
Interest Income                                                                                            77
                                                                                          -------------------------
INTEREST INCOME (EXPENSE), NET                                                                             70
                                                                                          -------------------------

NET INCOME                                                                                              3,486

Accrual of preferred interests                                                                         (4,222)
                                                                                          -------------------------
Loss on common interests                                                                                 (736)
MEMBERS' EQUITY, beginning of  period                                                                (144,718)
                                                                                          -------------------------
Members' Deficit at December 31, 1998                                                               $(145,454)
                                                                                          =========================


See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       March 31, 1999
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    3,486
Adjustments to reconcile Net Income to
Net Cash Provided by Operating Activities
Depreciation and amortization                                                               1,599
Changes in certain assets and liabilities
Subscriber receivables                                                                        271
Other accounts receivable, prepaid expenses and other current assets                          126
Accounts payable, accrued liabilities and other                                             3,655
Due to affiliated companies                                                                  (631)
                                                                                   -------------------
Net cash provided by operating activities                                                   8,506
                                                                                   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                            (6,122)
Increase in other intangible assets                                                           (26)
                                                                                   -------------------
Net cash used in investing activities                                                      (6,148)
                                                                                   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                               (29)
Preferred interest distributions                                                           (6,767)
                                                                                   -------------------
Net cash used in financing activities                                                      (6,796)
                                                                                   -------------------

NET INCREASE IN CASH                                                                       (4,438)
CASH, beginning of period                                                                   6,709
                                                                                   -------------------
CASH, end of period                                                                    $    2,271
                                                                                   ===================


see accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A and Series B Preferred Interests"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas.

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3. Summary of Significant Accounting Policies

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at March 31, 1999 were not significant.

Concentration of Credit Risk

Financial instruments that potentially subject Insight Ohio to concentrations of credit risk consist principally of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the central Ohio area. Insight Ohio continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of March 31, 1999, Insight Ohio had no significant concentrations of credit risk.

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


Assets held under capital leases at March 31, 1999 were $199,000.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. Summary of Significant Accounting Policies (continued)

Home Office Expenses

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee of equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement aggregated $376,000 for the three months ended March 31, 1999.

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

4. Credit Facility

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

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

5.  Commitments and Contingencies

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.

Forward-Looking Statements

     This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below), including, in particular, the likelihood of the System's success given its new management by Insight Holdings of Ohio, LLC ("IHO"). All statements other than statements of historical fact included in this report regarding Coaxial LLC, Coaxial Financing Corp. and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial LLC, Coaxial Financing Corp. and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, (i) the ability of Coaxial LLC and Coaxial Financing Corp. to make scheduled payments with respect to the Discount Notes (as defined below) will depend on the financial and operating performance of Insight Ohio; (ii) a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to the Series A Preferred Interests (as defined below) and the Series B Preferred Interests (as defined below), thereby reducing the funds available to Insight Ohio for its operations and future business opportunities; (iii) Coaxial LLC and Coaxial Financing Corp have no significant assets other than the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial") owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10.0% of the common equity of Coaxial) to Coaxial LLC; and (iv) the indenture governing the terms of the Discount Notes imposes restrictions on Coaxial LLC, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not intend to update these forward-looking statements.

Private Offering of Senior Discount Notes, Senior Notes and Acquisition of System by Insight Ohio

     Coaxial LLC and Coaxial Financing Corp. completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their Senior Discount Notes in connection with the Financing Plan discussed below, which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC, which are secured by the remaining 32.5% of the common stock of Coaxial. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio. The limited liability companies that own Coaxial are referred to herein as the "Individual LLCs".

     On August 21, 1998, a Financing Plan was implemented to facilitate the organization of Insight Ohio, the acquisition of the System by Insight Ohio and to provide for the System's liquidity and operational and financial flexibility. Pursuant to the Financing Plan:

 .    Coaxial contributed to Insight Ohio substantially all of the assets comprising the System for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as the voting Series A Preferred Interest and Series B Preferred Interest in Insight Ohio (together the "Preferred Interests"), which provide for distributions to Coaxial that will be used to pay interest and principal on the Senior Notes and to pay dividends to the Individual LLCs that will be used to pay interest and principal on the Senior Discount Notes;

 .    IHO contributed $10.0 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio;

 .    Coaxial and Phoenix effected the Senior Notes Offering;

 .    Coaxial LLC and Coaxial Financing Corp. effected the Senior Discount Notes
     Offering; and

 .    a portion of the existing bank indebtedness of Coaxial and Phoenix and certain of their affiliates was repaid and the balance was purchased by CIBC Oppenheimer Corp. ("CIBC") and restructured in accordance with an agreement among the parties.

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

     The gross proceeds received by Coaxial LLC and Coaxial Financing Corp. from the Senior Discount Notes Offering were approximately $30.0 million. Proceeds from such private offering were used for the repayment of outstanding indebtedness (approximately $28.9 million). CIBC purchased certain outstanding indebtedness (approximately $136.4 million) of Coaxial and Phoenix and restructured that debt in accordance with the Financing Plan. CIBC funded such purchase with proceeds from the Senior Notes Offering. The remaining proceeds from the Senior Notes Offering and the Senior Discount Notes Offering and the $10.0 million cash contribution from IHO were used for working capital (approximately $2.9 million), deferred compensation and severance payments (approximately $3.0 million) and fees and expenses (approximately $8.8 million).

     The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series A Preferred Interests will be used to pay interest and principal on the Senior Notes and the distributions from the Series B Preferred Interests will be used to pay dividends to the Individual LLCs, which dividends will be used to pay interest and principal on the Senior Discount Notes. Distributions by Insight Ohio will be subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

     Coaxial LLC does not conduct any business and is dependent upon the cash flow of Insight Ohio to meet its obligations under the Senior Discount Notes. IHO, a wholly-owned subsidiary of Insight, serves as the manager of the Insight Ohio.

      The following discussion relates to the historical operations of Coaxial LLC for the three month period ended March 31, 1999 compared to the historical operations of Coaxial for the three months ended March 31, 1998. On August 21, 1998, substantially all of the assets and liabilities comprising the System were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are consolidated into the financial statements of Coaxial LLC. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to March 31, 1999. The historical operating results of Coaxial LLC presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC presented below appear elsewhere in this report under the heading "Coaxial LLC."

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

     The System relies on IHO for all of its strategic, managerial, financial and operational oversight and advice. IHO also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Notes and the Senior Discount Notes, IHO is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in service and administrative expenses.

Results of Operations
Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

     Revenues for the quarter ended March 31, 1999 were $11.7 million, compared to $11.5 million for the quarter March 31, 1998. For the quarter ended March 31, 1999, subscribers served averaged 87,129, as compared with 91,868 in 1998. Revenues increased 1.8% despite a 5.2% decrease in customers as Insight Ohio ended previous management's program of deeply discounting its rates. Average revenue per customer per month for the quarter ended March 31, 1999 totaled $44.75 versus $41.67 for the quarter ended March 31, 1998.

     Service and administrative expenses decreased to $6.7 million for the quarter ended March 31, 1999, compared to $7.5 million for the quarter ended March 31, 1998 a decrease of approximately $789,000, or 10.6%. Basic programming expenses decreased by 13.9%, from $2.0 million in 1998 to $1.8 million in 1999, reflecting savings realized through Insight's purchasing discounts. Similarly, pay programming expenses dropped 10.3% during the quarter ended March 31, 1999 versus the quarter ended March 31, 1998 to $990,000. The System was charged home office expenses that included costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the quarter ended March 31, March 31, 1998, such expenses totaled approximately $424,000. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it receives a management fee, which totaled approximately $376,000 for the quarter ended March 31, 1999. Personnel costs for the quarter ended March 31, 1999 totaled approximately $1.4 million, a decrease of 16.8% from the quarter ended March 31, 1998 as the Insight Ohio eliminated duplicative positions upon consummation of the Financing Plan.

     Depreciation and amortization expenses for the quarter ended March 31, 1999 increased by 9.7% over the quarter ended March 31, 1998 to approximately $1.6 million reflecting additional capital expenditures incurred associated with the rebuild of the System's network. Operating Income for the quarter ended March 31, 1999 totaled $3.4 million, a 34.3% increase over operating income of $2.5 million reported for the quarter ended March 31, 1998.

     Net interest expense totaled approximately $1.6 million for the quarter ended March 31, 1999 reflecting interest on the Senior Discount Notes issued August 21, 1998.

     Net income increased to $1.9 million for the quarter ended March 31, 1999 from net income of $ 2.5 million for the quarter ended March 31, 1998 for the reasons set forth above.


Liquidity and Capital Resources

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. The capital expenditures relating to Coaxial totaled $6.1 million for the quarter ended March 31, 1999. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash received from the Financing Plan and cash flows from operations.

     IHO is rebuilding the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

In addition to cash flow from operations, Insight Ohio has available a $25
million Senior Credit facility to support their rebuild program.   As of March
31, 1999, no borrowings had been made under the Senior Credit Facility and $25 million remains available for borrowing.

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

     Management believes that the remaining systems of Insight Ohio will be fully Y2K compliant by the end of the third quarter of 1999. Insight Ohio has completed an inventory of all areas which are at risk and is in the process of replacing and upgrading all equipment and software as needed. Due to Insight's affiliation with TCI, Insight Ohio is a member of TCI's Year 2000 task force. This allows Insight Ohio access to TCI's extensive database which details various vendors', suppliers' and programmers' Year 2000 compliance. Management estimates that the total cumulative costs relating to its efforts to make its systems Y2K compliant will be approximately $120,000, of which approximately $20,000 has been incurred as of March 31, 1999.

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

Recent Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Coaxial, Phoenix and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


  (a) Exhibits

      27.1 - Financial Data Schedule of Coaxial LLC
      27.2 - Financial Data Schedule of Coaxial Financing Corp.
      27.3 - Financial Data Schedule of Insight Communications of Central Ohio, LLC

  (b) Reports on Form 8-K

      None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Coaxial LLC

                                (Registrant)


Dated: May 17, 1999


                                By: /s/ Michael S. Willner
                                    -------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                    -------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                     and Operating Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Coaxial Financing Corp.

                                    (Registrant)


Dated: May 17, 1999



                                By: /s/ Michael S. Willner
                                    -------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                    -------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                      and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Insight Communications of Central Ohio, LLC

                                             (Registrant)


Dated: May 17, 1999


                                By: /s/ Michael S. Willner
                                    -------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                    -------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                      and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)