Form 10-K/A
period 1998-12-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 1999-05-28
CIK 1071003, 1070242, 1071001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA

     Coaxial LLC and Coaxial Financing Corp. were formed on July 24, 1998. As such, these entities were not in existence for the historical periods presented in the following tables. The historical information of Coaxial Communications of Central Ohio, Inc. for the years ended December 31, 1997, 1996, 1995 and 1994 is shown as it represents the predecessor entity which has been consolidated by Coaxial LLC as of and for the year ended December 31, 1998. The following tables present selected historical financial data for Coaxial LLC and Phoenix Associates as of and for the five years ended December 31, 1998 and selected historical financial data for Insight Ohio and Coaxial Financing Corp. as of and for the year ended December 31, 1998. The financial information of the Central Ohio Cable System Operating Unit is presented as it represents the predesessor to Insight Ohio. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Report.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                (DOLLARS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                        Insight
                                                    Communications
                                                          of
                                                    Central Ohio, LLC          Central Ohio Cable System Operating Unit
                                                   -------------------  -------------------------------------------------------
                                                         1998              1997           1996           1995           1994
                                                         ----              ----           ----           ----           ----
Statement of Operations Data:
Revenues                                              $    47,956       $    48,229    $    50,418    $    46,831    $    43,546
Operating expenses:
      Service and administrative                           27,831            27,391         25,236         21,920         20,830
      Severance and transaction structure costs             4,822                 -              -              -              -
      Management fee                                          493                 -              -              -              -
      Home office                                           1,371             1,498          1,697          1,695          1,316
      Depreciation and amortization                         5,311             5,238          5,334          4,823          3,978
                                                     ----------------  -------------  -------------  -------------  -------------
             Total operating expenses                      39,828            34,127         32,267         28,438         26,124
                                                     ----------------  -------------  -------------  -------------  -------------
Operating income                                            8,128            14,102         18,151         18,393         17,422
      Interest expense (income), net                          (59)              (70)           (29)           (38)           (22)
      Other expense                                           422               271            248            251            239
                                                     ----------------  -------------  -------------  -------------  -------------
Net income                                            $     7,765       $    13,901    $    17,932    $    18,180    $    17,205
                                                     ================  =============  =============  =============  =============


Financial Ratios and Other Data:

System Cash Flow (1)                                  $    20,125       $    20,838    $    25,182    $    24,911    $    22,716
System Cash Flow margin                                     42.0%             43.2%          49.9%          53.2%          52.2%
Operating Cash Flow (2)                                    18,261            19,340         23,485         23,216         21,400
Capital Expenditures                                        7,369             5,529          5,992          5,702          5,479
Net cash provided by operating activities                  14,399            19,454         21,975         22,192         21,208
Net cash used in investing activities                      (6,679)           (5,554)        (5,711)        (5,955)        (5,435)
Net cash used in financing activities                      (1,585)          (14,232)       (16,028)       (15,879)       (16,473)

Operating Data: (at end of period, except average and annualized data)

Homes passed (3)                                          171,753           166,306        161,018        156,613        152,562
Basic subscribers (4)                                      87,637            91,873         88,056         86,041         82,166
Basic penetration (5)                                       51.0%             55.2%          54.7%          54.9%          53.9%
Premium service units (6)                                  90,032            80,013         68,720         74,087         74,529
Premium penetration (7)                                    102.7%             87.1%          78.0%          86.1%          90.7%
Average monthly revenue per basic subscriber (8)      $     44.52       $     44.67    $     48.27    $     46.40    $     44.70
System Cash Flow per basic subscriber(9)              $    224.22       $    231.62    $    289.28    $    296.18    $    279.78

Balance Sheet Data: (at end of the period)

Total assets                                          $    41,967       $    33,553    $    34,062    $    33,226    $    30,398
Total debt                                                    228               407            615            651            654
Total liabilities                                          16,686             7,982          8,425          9,728          9,384
Total preferred interests                                 170,000             N/A            N/A            N/A            N/A
Total liabilities and preferred interests                 186,686             N/A            N/A            N/A            N/A
Total member's deficit                                   (144,719)            N/A            N/A            N/A            N/A
Net assets to be contributed                                N/A              25,571         25,637         23,499         21,014

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

     The following discussion relates to the historical operations of Coaxial LLC for the year ended December 31, 1998 compared to the historical operations of Coaxial for the years ended December 31, 1997 and 1996. On August 21, 1998, all of the assets and liabilities comprising the System (predecessor company to Insight Ohio) were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, (i) Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial and (ii)

Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are consolidated into the financial statements of Coaxial LLC. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to December 31, 1998. The historical operating results of Coaxial LLC presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC presented below appear elsewhere in this report under the heading "Coaxial LLC."

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company believes this statement does not have a material effect on its financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company believes this statement does not have a material effect on the financial statements as the Company operates in one business segment.

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

          Reference is made to pages F-1 through F-54 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Subsequent to the Financing Plan, Arthur Andersen LLP resigned as independent auditor for Coaxial LLC, Coaxial Financing Corp. and Insight Ohio.

     Arthur Andersen LLP's reports on each of Coaxial LLC's, Coaxial Financing Corp.'s and Insight Ohio's balance sheet as of July 31, 1998 (collectively, the "Prior Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements ("Disagreements") between Coaxial LLC, Coaxial Financing Corp. or Insight Ohio and Arthur Andersen during either (a) the Prior Fiscal Years, or (ii) the period from January 1, 1998 until the resignation of Arthur Andersen (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the Disagreement in connection with its reports for the Prior Fiscal Years.

     There were no "Reportable Events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K, during either (a) the Prior Fiscal Years or (b) the Interim Period.

     Arthur Andersen's resignation was unanimously approved by the Board of Directors or its equivalent of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio.

     Coaxial LLC, Coaxial Financing Corp. and Insight Ohio each engaged Ernst & Young LLP as its independent auditor for its fiscal year ended December 31, 1998. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio did not consult Ernst & Young with respect to either (a) the Prior Fiscal Years, (b) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Coaxial LLC's, Coaxial Financing Corp.'s and Insight Ohio's financial statements, or (c) any matter that was either the subject of a Disagreement or a Reportable Event.

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

     Insight Communications of Central Ohio, LLC Statements of Operations and
     Changes in Members' Deficit for the year ended December 31, 1998.................... F-41

     Insight Communications of Central Ohio, LLC Statements of Cash Flows for the year ended December 31, 1998............................................................. F-42

     Insight Communications of Central Ohio, LLC Notes to Consolidated Financial
     Statements.......................................................................... F-43

Central Ohio Operating Unit Report of Independent Auditors - Arthur Andersen LLP          F-47

Financial Statements:

     Central Ohio Cable System Operating Unit Statements of Net Assets to be
     Contributed at December 31, 1997 and December 31, 1996.............................. F-48

     Central Ohio Cable System Operating Unit Statements of Operations Related to
     Net Assets to be Contributed for the years ended December 31, 1997, 1996 and 1995... F-49

     Central Ohio Cable System Operating Unit Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.............................................. F-50

     Central Ohio Cable System Operating Unit Notes to Financial Statements.............. F-51

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

27.1    Financial Data Schedule for Coaxial LLC**

27.2    Financial Data Schedule for Coaxial Financing Corp.**

27.3    Financial Data Schedule for Insight Communications of Central Ohio, LLC

27.4    Financial Data Schedule for Coaxial Communications of Central
        Ohio, Inc.**

27.5    Financial Data Schedule for Phoenix Associates**

_____________
* Denotes document filed as an exhibit to Registrants' Registration Statement on Form S-4 (File Nos. 333-64449-02, 333-64449-01 and 333-64449) and
     incorporated herein by reference.

**   Previously filed with this annual report on Form 10-K

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

REVENUE RECOGNITION

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at December 31, 1998 and 1997 were not significant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company believes this statement does not have a material effect on its financial statements.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company believes this statement does not have a material effect on the financial statements as the Company operates in one business segment.

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

REVENUE RECOGNITION

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at December 31, 1998 were not significant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company believes this statement does not have a material effect on its financial statements.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company believes this statement does not have a material effect on the financial statements as the Company operates in one business segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company believes this statement does not have a material effect on its financial statements.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company believes this statement does not have a material effect on the financial statements as the Company operates in one business segment.

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

At December 31, 1997, Phoenix, with the other borrowers, entered into interest-rate swap agreements to modify the interest characteristics of its outstanding debt from a floating rate to a fixed rate basis. These agreements involved the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates change and was recognized as an adjustment to interest expense related to the debt. At December 31, 1997 the borrowers had entered into interest rate swap agreements effectively fixing the interest rate to 5.87% on $40 million notional value of debt. At December 31, 1998, no interest rate swap agreements were outstanding.

                        REPORT OF INDEPENDENT AUDITORS

The Members
Insight Communications of Central Ohio, LLC

     We have audited the accompanying balance sheet of Insight Communications of Central Ohio, LLC as of December 31, 1998, and the related statements of operations and changes in members' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Communications of Central Ohio, LLC at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                     /s/ ERNST & YOUNG LLP

New York, New York
April 5, 1999

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEET
                                 (In thousands)

                                                                             December 31,
                                                                                1998
                                                                             ------------
                                     ASSETS
Current assets:
 Cash......................................................................  $   6,709
 Subscriber receivables, less allowance for doubtful accounts of $306......      1,186
 Other accounts receivable, less allowance for doubtful accounts of $145...      1,520
 Prepaid expenses and other current assets.................................        166
                                                                             ---------
Total current assets.......................................................      9,581
Property and equipment, at cost:
 Land and Land Improvements................................................        260
 CATV systems..............................................................     71,032
 Equipment.................................................................      7,102
 Furniture.................................................................        333
 Leasehold improvements....................................................         71
                                                                             ---------
                                                                                78,798
Less--Accumulated depreciation and amortization............................    (46,898)
                                                                             ---------
Total property and equipment, net..........................................     31,900
Intangible assets, at cost:
 Franchise costs...........................................................      7,385
 Other Intangible Assets...................................................        300
 Less--Accumulated amortization............................................     (7,348)
                                                                             ---------
Total intangible assets, net...............................................        337
Due from related parties...................................................        149
                                                                             ---------
Total assets...............................................................  $  41,967
                                                                             =========

LIABILITIES, PREFERRED INTERESTS, AND MEMBERS' DEFICIT
Current liabilities:
 Current portion of capital lease obligations..............................  $     123
 Accounts payable..........................................................      3,230
 Accrued Liabilities.......................................................      4,404
 Preferred A Dividend Payable..............................................      5,211
 Preferred B Dividend Payable..............................................      1,438
                                                                             ---------
Total Current Liabilities..................................................     14,406

Capital Lease Obligations..................................................        105
Other Deferred Credits.....................................................      1,146
Due to related parties.....................................................      1,029
Preferred A Interest.......................................................    140,000
Preferred B Interest.......................................................     30,000
                                                                             ---------
Total liabilities and preferred interests..................................    186,686
Members' deficit...........................................................   (144,719)
                                                                             ---------
Total liabilities and members' deficit.....................................  $  41,967
                                                                             =========

                            See accompanying notes.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

            STATEMENT OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                 (In thousands)

                                                                   Year Ended
                                                                  December 31,
                                                                      1998
                                                                  ------------
Revenues.........................................................  $  47,956
Operating expenses:
 Service and administrative......................................     29,695
 Severance and transaction structure costs.......................      4,822
 Depreciation and amortization...................................      5,311
                                                                   ---------
Total operating expenses.........................................     39,828
                                                                   ---------
Operating income.................................................      8,128
Other expenses...................................................       (422)
Interest income..................................................         59
                                                                   ---------
Net income.......................................................  $   7,765
Accrual of preferred interests...................................     (6,649)
                                                                   ---------
Net income attributable to common interests......................      1,116
Net assets contributed...........................................  $  25,571
Capital contributions............................................     10,000
Preferred membership interests...................................   (170,000)
Capital distributions............................................    (11,406)
                                                                   ---------
Members' deficit, end of year....................................  $(144,719)
                                                                   =========

                            See accompanying notes.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

                            STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended
                                                                                    December 31,
                                                                                        1998
                                                                                    ------------
Cash flows from operating activities:
 Net income.........................................................................  $  7,765
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................     5,311
 Changes in certain assets and liabilities:
   Subscriber receivables...........................................................      (524)
   Other accounts receivable, prepaid expenses and other current assets.............      (423)
   Accounts payable and accrued expenses............................................     2,270
                                                                                      --------
Net cash provided by operating activities...........................................  $ 14,399
                                                                                      --------
Cash flows from investing activities:
 Capital expenditures for property and equipment....................................    (7,369)
 Proceeds from disposal of property and equipment...................................        11
 Increase in other intangible assets................................................      (300)
 Increase in amounts due to/from related parties....................................       979
                                                                                      --------
Net cash used in investing activities...............................................  $ (6,679)
                                                                                      --------
Cash flows from financing activities:
 Principal payments on capital lease obligations....................................      (179)
 Capital contributions..............................................................    10,000
 Capital distributions..............................................................   (11,406)
                                                                                      --------
Net cash used in financing activities...............................................  $ (1,585)
                                                                                      --------
Net increase in cash................................................................     6,135
Cash, beginning of year.............................................................       574
                                                                                      --------
Cash, end of year...................................................................  $  6,709
                                                                                      ========

                            See accompanying notes.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1. Business Organization and Purpose

        Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television systems for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A and Series B Preferred Interests"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. The accompanying financial statements include the operations of the cable television systems contributed by Coaxial to Insight Ohio, as if the aforementioned contribution had occurred as of January 1, 1998 (the beginning of the year). The amounts included in the accompanying financial statements for periods prior to August 21, 1998 represent the operations of the cable system operating unit (the "Operating Unit" and predecessor to Insight Ohio), which, prior to such date, was an operating unit within Coaxial. The amounts included in the accompanying financial statements for the Operating Unit include only those assets, liabilities, revenues, and expenses directly related to the cable television system contributed to Insight Ohio. Prior to the contribution of the Operating Unit to Insight Ohio, the Company had nominal assets and no operations. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas.

        On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all of the issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% Senior Discount Notes due 2008 ("Discount Notes"). The Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. The Discount Notes are non-recourse, secured by 100% of the common stock of Coaxial, and conditionally guaranteed by Insight Ohio.

        As a result of the transaction described above, Insight Ohio incurred severance costs and transaction structure costs of approximately $4,822,000 which have been reflected in the accompanying statements of operations.

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

   Fair Values

        In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about both on and off balance sheet financial instruments for which it is practicable to estimate that value. The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short term maturity of these financial instruments.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

                               December 31, 1998

2. Summary of Significant Accounting Policies--(Continued)

   Revenue Recognition

     Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at December 31, 1998 were not significant.

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

        CATV systems.................................. 10 to 15 years
        Equipment.....................................     5 years
        Furniture.....................................     5 years
        Leasehold improvements........................  Life of lease

     Assets held under capital leases at December 31, 1998 were approximately $228,000.

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

   Home Office Expenses

     Home office expenses of approximately $1,373,000 in 1998 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a fee (see note 6).

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

                               December 31, 1998

2. Summary of Significant Accounting Policies--(Continued)

   Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense, primarily for campaign and telemarketing-related efforts, was approximately $2,152,000 in 1998.

   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company believes this statement does not have a material effect on its financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company believes this statement does not have a material effect on the financial statements as the Company operates in one business segment.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Insight Ohio does not anticipate the adoption of this Statement to have a material impact on its financial statements.

3. Income Taxes

     Effective August 21, 1998, Insight Ohio is a limited liability corporation. Therefore, each member reports his distributive share of income or loss on his respective income tax returns. Prior to August 21, 1998, the Operating Unit was an operating unit within Coaxial, which in turn was a Subchapter S Corporation. Therefore, each shareholder reported his distributive share of income or loss on his respective income tax return. As a result, Insight Ohio does not provide for Federal or State income taxes in its accounts. In the event that the limited liability corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of Insight Ohio's members are limited to their respective investments.

4. 401(k) Plan

     Insight Ohio sponsors a 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plan. Insight Ohio makes matching contributions equal to a portion of the employee's wages. Insight Ohio contributions to the Plan approximated $145,000 in 1998.

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

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

                               December 31, 1998

5. Credit Facility--(Continued)

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. As of December 31, 1998, no amounts were outstanding on the Senior Credit Facility.

6. Related Party Transactions

     Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement aggregated $493,000 for the period from August 21 through December 31, 1998.

     Insight Ohio has a receivable from and payable to related parties as of December 31, 1998 of approximately $149,000 and $1,029,000, respectively, relating to working capital requirements.

     Insight Ohio pays rent to a partnership owned by Coaxial's shareholders for two facilities. Total charges for rent were approximately $63,000 in 1998.

7. Operating Lease Agreements

     Insight Ohio leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $106,000 in 1998. These amounts exclude year-to-year utility pole leases of $191,000 which provide for payments based on the number of poles used.

     Minimum rental commitments required under non-cancelable operating leases are as follows:

                        1999.................  $38,400
                        2000.................   26,400
                        2001 and thereafter..      200
                                               -------
                                               $65,000
                                               =======

8. Capital Lease Agreements

Insight Ohio leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under these leases are as follows:


        For the Years Ending December 31,
        ---------------------------------

         1999.................................................  $ 139,000
         2000.................................................     81,000
         2001.................................................     30,000
         2002.................................................      3,000
                                                                ---------
                                                                  253,000
         Less: Amount representing interest...................    (25,000)
         Less: Current portion of capital lease obligations...   (123,000)
                                                                ---------
         Long-term capital lease obligations..................  $ 105,000
                                                                =========


9. Commitments and Contingencies

     Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

 Coaxial Communications of Central Ohio, Inc.:

We have audited the accompanying statements of net assets to be contributed of Central Ohio Cable System Operating Unit as of December 31, 1997 and the related statements of operations and cash flows relating to the net assets to be contributed for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements of net assets to be contributed were prepared to present the net assets of Central Ohio Cable System Operating Unit to be contributed to a newly formed company pursuant to the Contribution Agreement described in Note 10, and is not intended to be a complete presentation of Central Ohio Cable System Operating Unit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets to be contributed of Central Ohio Cable System Operating Unit as described in Note 10, as of December 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Columbus, Ohio,
July 17, 1998.

                    Central Ohio Cable System Operating Unit

                   Statements of Net Assets to be Contributed

                           as of December 31, 1997

                                                            December 31,
                                                               1997
                                                            -----------
                        ASSETS
Current assets:
  Cash.................................................    $    573,989
  Subscriber receivables, less allowance for doubtful
   accounts of $202,000 ...............................         661,183
  Other accounts receivable, less allowance for
   doubtful accounts of $172,000 ......................       1,037,145
  Prepaid expenses and other current assets............         201,429
                                                           ------------
Total current assets...................................       2,473,746
                                                           ------------
Property and equipment, at cost:
  CATV systems.........................................      64,949,357
  Equipment............................................       6,941,263
  Furniture............................................         211,232
  Leasehold improvements...............................          70,409
                                                           ------------
                                                             72,172,261
  Less--Accumulated depreciation and amortization......     (42,433,809)
                                                           ------------
Total property and equipment, net......................      29,738,452
                                                           ------------
Intangible assets, at cost:
  Franchise rights and other...........................       7,392,000
  Less--Accumulated amortization.......................      (7,323,026)
                                                           ------------
Total intangible assets, net...........................          68,974
                                                           ------------
Other assets:
  Due from related parties.............................          98,584
                                                           ------------
Total other assets.....................................          98,584
                                                           ------------
Total assets...........................................    $ 32,379,756
                                                           ============
              LIABILITIES AND NET ASSETS

Current liabilities:
  Current portion of capital lease obligations.........    $    213,103
  Accounts payable.....................................       2,804,766
  Accrued liabilities..................................       3,596,922
                                                           ------------
Total current liabilities..............................       6,614,791
                                                           ------------
Capital lease obligations..............................         194,194
                                                           ------------
Total liabilities......................................       6,808,985
Commitments and contingencies
    Net assets to be contributed.......................      25,570,771
                                                           ------------
Total liabilities and net assets.......................    $ 32,379,756
                                                           ============

  The accompanying notes to financial statements are an integral part of these statements.

                                         Year Ended December 31,
                                           1996          1997
                                        -----------   -----------
Operating revenues:
  Service fees......................... $44,763,413   $42,544,417
  Advertising..........................   3,072,567     3,373,064
  Connection fees......................     395,673       282,374
  Other................................   2,186,172     2,029,632
                                        -----------   -----------
    Total operating revenues...........  50,417,825    48,229,487
                                        -----------   -----------
Operating expenses:
  Service and administrative...........  26,932,679    28,889,394
  Depreciation.........................   4,812,346     4,755,017
  Amortization.........................     522,216       482,675
                                        -----------   -----------
    Total operating expenses...........  32,267,241    34,127,086
                                        -----------   -----------
Operating income.......................  18,150,584    14,102,401
Other expenses.........................    (320,456)     (321,732)
Other income...........................      72,072        50,276
Interest income........................      29,449        69,990
                                        -----------   -----------
Net income from net assets to be
 contributed (Note 3).................. $17,931,649   $13,900,935
                                        ===========   ===========


  The accompanying notes to financial statements are an integral part of these statements.

                          Increase (Decrease) In Cash

                                                       Year Ended December 31,
                                                        1996            1997
                                                    ------------    ------------
Cash flows from operating activities:
  Net income....................................... $ 17,931,649    $ 13,900,935
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization....................    5,334,562       5,237,692
  Loss on disposals of property and equipment......       69,187          77,452
  Changes in certain assets and liabilities:
    (Increase) decrease in assets--
      Subscriber receivables.......................     (252,414)        182,395
      Other accounts receivable, prepaid expenses
       and other current assets....................      580,700         325,215
  Increase (decrease) in liabilities--
      Accounts payable.............................     (361,633)        421,658
      Accrued liabilities..........................   (1,317,378)       (691,513)
      Deferred income..............................       (9,613)            --
                                                    ------------    ------------
      Net cash provided by operating activities....   21,975,060      19,453,834
                                                    ------------    ------------
Cash flows from investing activities:
  Capital expenditures for property and equipment..   (5,992,164)     (5,528,669)
  Proceeds from disposal of property and equipment.       17,667          25,753
  (Increase) decrease in amounts due from related
   parties.........................................      263,559         (50,981)
                                                    ------------    ------------
      Net cash used in investing activities........   (5,710,938)     (5,553,897)
                                                    ------------    ------------
Cash flows from financing activities:
Principal payments on capital lease obligations.... $   (234,630)   $   (264,649)
Cash used for activities not included in net
 assets to be contributed..........................  (15,793,342)    (13,967,020)
                                                    ------------    ------------
        Net cash used in financing activities......  (16,027,972)    (14,231,669)
                                                    ------------    ------------
Net increase (decrease) in cash....................      236,150        (331,732)
  Cash, beginning of year..........................      669,571         905,721
                                                    ------------    ------------
  Cash, end of year................................ $    905,721    $    573,989
                                                    ============    ============

Supplemental Disclosure of Investing and Financing Noncash Transactions:

  During 1996 and 1997, the Operating Unit entered into capital leases to acquire vehicles and equipment totaling $198,985 and $56,707 respectively.


 The accompanying notes to financial statements are an integral part of these statements.

1. Business Organization And Purpose

  Central Ohio Cable System Operating Unit (the Operating Unit or the System), an operating unit within Coaxial Communications of Central Ohio, Inc. (Coaxial), operates a cable television system which provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas. The Operating Unit's financial statements include only those assets, liabilities, revenues and expenses directly related to the cable television system to be contributed (see Note 10).

  All costs pertaining to the Operating Unit are specifically identifiable and are included in the Operating Unit's financial statements. No allocation of costs is necessary.

2. Summary Of Significant Accounting Policies

 Cash

  The Operating Unit considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

 Fair Values

  In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments.

 Operating Revenue Recognition

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

 Concentration of Credit Risk

  Financial instruments that potentially subject the Operating Unit to concentrations of credit risk consist principally of trade accounts receivable. The Operating Unit's customer base consists of a number of homes concentrated in the central Ohio area. The Operating Unit continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1997, the Operating Unit had no significant concentrations of credit risk.

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

                                                                      Years
                                                                  -------------
     CATV systems................................................      10 to 15
     Equipment...................................................             5
     Furniture...................................................             5
     Leasehold improvements...................................... Life of lease

      The Operating Unit internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

      The Operating Unit reviews its property, plant and equipment and other long term assets when events or changes in circumstances indicate the carrying amounts may not be recoverable. When such conditions exist, management estimates the future cash flows from operations or disposition. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount would be recorded, and an impairment loss would be recognized. The Operating Unit does not believe that there is an impairment of such assets.

   Intangible Assets

      Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

                                                                          Years
                                                                         -------
     Franchise rights................................................... 7 to 15

   Home Office Expenses

      Home office expenses of approximately $1,697,000 and $1,498,000 in 1996 and 1997 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company.

   Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $1,060,000 and $1,025,000 in 1996 and 1997, respectively.

   Change in Net Assets

      The components of the change in net assets are as follows:

                                                         1996          1997
                                                     ------------  ------------
     Beginning Balance.............................. $ 23,498,549  $ 25,636,856
       Net income...................................   17,931,649    13,900,935
       Advances, loans and repayments
        by Coaxial..................................  (15,793,342)  (13,967,020)
                                                     ------------  ------------
     Ending Balance................................. $ 25,636,856  $ 25,570,771
                                                     ============  ============

      Advances, loans and repayments by Coaxial represent cash generated by the Operating Unit that was used by Coaxial primarily for lending to related parties and paying of notes payable. The advances, loans and repayments consist of the following:

                                                   1996           1997
                                               ------------   ------------
   Advances..................................  $(11,446,090)  $(10,519,748)
   Loans.....................................     9,914,315      2,938,723
   Repayments................................   (14,261,567)    (6,385,995)
                                               ------------   ------------
                                                (15,793,342)   (13,967,020)
                                               ============   ============

3. Income Taxes

      The Operating Unit is an operating unit within Coaxial, which is a Subchapter S corporation. Therefore, each shareholder reports his distributive share of income or loss on his respective income tax returns. As a result, the Operating Unit does not provide for Federal or state income taxes in its accounts.

4. Thrift Plan

      The Operating Unit participates in an employer sponsored Thrift Plan (the
Plan) for employees having at least one full year of service. Employees can contribute up to 6% of their salary to the Plan which is matched 50% by the Operating Unit. Employees can also contribute an additional 1% to 10% which is not matched by the Operating Unit. Employees become fully vested in matching contributions after 5 years. There is no partial vesting. The Operating Unit's contributed approximately $111,000 and $133,000 to the Plan in 1996 and 1997, respectively.

5. Workers' Compensation Reserves

      The Operating Unit is partially self-insured for workers' compensation benefits. The amounts charged to expense for workers' compensation were approximately $110,200 and $89,200 for 1996 and 1997, respectively, and were based on actual and estimated claims incurred. The liability for workers' compensation obligations, as of December 31, 1996 and 1997, is approximately $131,000 and $78,000, respectively.

6. Related Party Transactions

      The Operating Unit has a receivable from a related party as of December 31, 1997 and 1996 of $98,584 and $47,603, respectively, relating to the leasing of fiber optic facilities.

      The Operating Unit pays rent to a partnership owned by Coaxial's shareholders for two facilities. Total charges for rent were approximately $72,000 in 1996 and $99,500 in 1997.

7. Operating Lease Agreements

      The Operating Unit leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $160,500 in 1996 and $218,500 in 1997. These amounts exclude year-to-year utility pole leases of $186,400 and $182,700, respectively, which provide for payments based on the number of poles used.

      Minimum rental commitments required under noncancellable operating leases are as follows:

     1998.............................................................. $157,214
     1999..............................................................  146,389
     2000..............................................................   89,421
     2001..............................................................      200
                                                                        --------
                                                                        $393,224
                                                                        ========

8. Capital Lease Agreements

      The Operating Unit leases vehicles, computer equipment and Xerox equipment under capital leases. These leases have various terms of 4-5 years. Future minimum payments under the leases are as follows:

     For the Years Ending December 31,
     ---------------------------------
     1998............................................................ $ 244,516
     1999............................................................   124,019
     2000............................................................    66,283
     2001............................................................    24,370
     2002............................................................     3,005
                                                                      ---------
                                                                        462,193
     Less: Amount representing interest..............................    54,896
     Less: Current portion of capital lease obligations..............   213,103
                                                                      ---------
     Long-term capital lease obligations............................. $ 194,194
                                                                      =========


      As of December 31, 1997, the Operating Unit has assets held under capital leases as follows:

     Total costs................................................... $ 1,151,354
     Related accumulated amortization..............................    (628,973)
                                                                    -----------
     Net book value as of December 31, 1997........................ $   522,381
                                                                    ===========

9. Commitments and Contingencies

      The Operating Unit is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Operating Unit's future results of operations or financial position.

      Capital expenditures for the Operating Unit for 1998 are expected to be approximately $5,515,000.

10. Subsequent Event

      On June 30, 1998, Coaxial and Insight Communications Company, L.P. (Insight) entered into a Contribution Agreement (the Contribution Agreement) pursuant to which Coaxial will contribute to a newly formed subsidiary (a limited liability company) of Coaxial (the Operating Company) substantially all of the assets and liabilities comprising the Operating Unit, and Insight will contribute $10 million in cash to the Operating Company. As a result of this Contribution Agreement, Coaxial will own 25% of the non-voting common equity and Insight will own 75% of the non-voting common equity of the Operating Company, subject to possible adjustments pursuant to the Contribution Agreement. Coaxial will also own two separate series of voting preferred equity (a $140 preferred equity interest and a $30 million preferred equity interest) of the Operating Company; the voting preferred equity interest will provide for distributions to Coaxial equal in amount to the payments on the senior and senior discount notes described below. Insight or an affiliate will serve as the manager of the Operating Company.

      The closing of the Contribution Agreement is conditioned upon, among other things, the private placement of $140 million senior notes by Coaxial and Phoenix Associates (a related entity) and the private placement of $30 million of senior discount notes by the majority shareholder of Coaxial.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COAXIAL LLC


Date:     May 27, 1999              By: /s/ Michael S. Willner
                                    ------------------------------------
                                    Michael S. Willner, President

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COAXIAL FINANCING CORP.


Date:     May 27, 1999                 By: /s/ Michael S. Willner
                                       ----------------------------------
                                       Michael S. Willner, President

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC


Date: May 27, 1999                    By: /s/ Michael S. Willner
                                      ---------------------------------
                                      Michael S. Willner, President