Form 10-Q
period 1999-09-30
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 1999-11-15
CIK 1071003, 1070242, 1071001

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               For the quarterly period ended September 30, 1999

Commission File Numbers:                                 333-64449-02
                                                         333-64449-01
                                                         333-64449

                                  Coaxial LLC
                            Coaxial Financing Corp.
                  Insight Communications of Central Ohio, LLC
           (Exact name of registrants as specified in their charters)

        Delaware                                                                13-4080422
        Delaware                                                                13-4061992
        Delaware                                                                13-4017803
(State or other jurisdiction of                                             (I.R.S. Employer
incorporation or organization)                                           Identification Numbers)

                    c/o Insight Communications Company, Inc.
                              126 East 56th Street
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 371-2266
              (Registrants' telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.   [X ] Yes    [  ] No

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

Coaxial LLC                                     Not Applicable
Coaxial Financing Corp.                         Not Applicable
Insight Communications of Central Ohio, LLC     Not Applicable

INDEX

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

  Coaxial LLC

     Consolidated Balance Sheets as of
        September 30, 1999 (unaudited) and December 31, 1998                   1

     Consolidated Statements of Operations
        and Changes in Member's Deficit for the three months
        ended September 30, 1999, for the nine months ended
        September 30, 1999 and for the period August 21, 1998
        to September 30, 1998 (unaudited)                                      2

     Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1999 and for the
        period August 21, 1998 to September 30, 1998 (unaudited)               3

     Notes to Interim Consolidated Financial Statements (unaudited)            4

  Coaxial Financing Corp.

     Balance Sheets as of September 30, 1999 (unaudited)
        and December 31, 1998                                                  8

     Notes to Interim Balance Sheets (unaudited)                               9

  Coaxial Communications of Central Ohio, Inc.

     Consolidated Balance Sheets as of
        September 30, 1999 (unaudited) and December 31, 1998                  10

     Consolidated Statements of Operations and Changes in
        Shareholders' Deficit for the three months ended
        September 30, 1999 and 1998 and for the nine months ended
        September 30, 1999 and 1998 (unaudited)                               11

     Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1999 and
        September 30, 1998 (unaudited)                                        12

     Notes to Interim Consolidated Financial Statements (unaudited)           13

  Phoenix Associates

     Balance Sheets as of
        September 30, 1999 (unaudited) and December 31, 1998                  16


     Statements of Operations and Changes in Partners' Deficit for
        the three months ended September 30, 1999 and 1998 and for
        the nine months ended September 30, 1999 and 1998 (unaudited)         17

     Statements of Cash Flows for the nine months ended
        September 30, 1999 and 1998 (unaudited)                               18

     Notes to Interim Financial Statements (unaudited)                        19

  Insight Communications of Central Ohio, LLC

     Balance Sheets as of September 30, 1999 (unaudited) and
        December 31, 1998                                                     21

     Statements of Operations and Changes in Members' Deficit for the
        three months ended September 30, 1999, for the nine months ended September 30, 1999 and for the period August 21, 1998
        to September 30, 1998 (unaudited)                                     22

     Statements of Cash Flows for the nine months ended
        September 30, 1999 and for the period August 21, 1998
        to September 30, 1998 (unaudited)                                     23

     Notes to Interim Financial Statements (unaudited)                        24

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         26

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          32


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities and Use of Proceeds - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -
          Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                    33

                                                         Coaxial LLC
                                                 Consolidated Balance Sheets
                                                       (in thousands)

                                                                                    September 30, 1999     December 31, 1998
                                                                                ----------------------   -------------------
                                                                                        (Unaudited)             (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                                          $  4,342              $  8,709
Subscriber receivables, less allowance for doubtful accounts
of $409 and $306 in 1999 and 1998                                                                  911                 1,186
Other accounts receivable, less allowance for doubtful accounts
of $145 in 1999 and 1998                                                                         2,722                 1,520
Prepaid expenses and other current assets                                                          161                   166
                                                                                    ------------------     -----------------
Total current assets                                                                             8,136                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and land improvements                                                                         260                   260
CATV systems                                                                                    86,199                71,032
Equipment                                                                                        7,918                 7,102
Furniture                                                                                          359                   333
Leasehold improvements                                                                              71                    71
                                                                                    ------------------     -----------------
                                                                                                94,807                78,798
Accumulated depreciation and amortization                                                      (51,956)              (46,898)
                                                                                    ------------------     -----------------
Total property and equipment, net                                                               42,851                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                                  7,404                 7,385
Deferred financing costs and other                                                               3,051                 2,712
                                                                                    ------------------     -----------------
                                                                                                10,455                10,097
Accumulated amortization                                                                        (7,664)               (7,436)
                                                                                    ------------------     -----------------
Total intangible assets, net                                                                     2,791                 2,661

Note receivable Coaxial DJM LLC                                                                  6,750                 6,750
Note receivable Coaxial DSM LLC                                                                  3,000                 3,000
Due from related parties                                                                         1,649                   640
                                                                                    ------------------     -----------------
Total other assets                                                                              14,190                13,051
                                                                                    ------------------     -----------------

Total assets                                                                                  $ 65,177              $ 56,532
                                                                                    ==================     =================

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                                  $     27              $    123
Accounts payable                                                                                 3,470                 3,230
Accrued interest                                                                                   573                 1,250
Accrued liabilities                                                                              4,674                 4,404
                                                                                    ------------------     -----------------
Total current liabilities                                                                        8,744                 9,007

NOTES PAYABLE:
Senior discount notes                                                                           34,565                31,511
Senior notes                                                                                    34,435                34,435
Senior credit facility                                                                          11,000                     -
                                                                                    ------------------     -----------------
Total notes payable                                                                             80,000                65,946

Capital lease obligations                                                                          105                   105
Other liabilities                                                                                1,711                 1,146
Due to related parties                                                                           1,130                 1,029
                                                                                    ------------------     -----------------
Total liabilities                                                                               91,690                77,233
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT                                                                               (26,513)              (20,701)
                                                                                    ------------------     -----------------
Total liabilities and  member's deficit                                                       $ 65,177              $ 56,532
                                                                                    ==================     =================

See accompanying notes

                                                                  Coaxial LLC
                                     Consolidated Statements of Operations and Changes in Member's Deficit
                                                                  (Unaudited)
                                                                 (in thousands)

                                                                                                       For the period from
                                                         Three months ended      Nine months ended      August 21, 1998 to
                                                         September 30, 1999     September 30, 1999      September 30, 1998
                                                       -------------------------------------------------------------------
REVENUES                                                          $  11,802              $  35,195             $     5,225

OPERATING EXPENSES:
Service and administrative                                            7,282                 20,523                   2,755
Depreciation and amortization                                         1,846                  5,093                     413
                                                       --------------------     ------------------     -------------------
Total operating expenses                                              9,128                 25,616                   3,168
                                                       --------------------     ------------------     -------------------


OPERATING INCOME                                                      2,674                  9,579                   2,057
Other income                                                              5                     84                       -
INTEREST INCOME (EXPENSE):
Interest income-related parties                                         371                  1,128                     143
Interest expense                                                     (2,052)                (5,978)                   (864)
                                                       --------------------     ------------------     -------------------


Total interest expense, net                                          (1,681)                (4,850)                   (721)
                                                       --------------------     ------------------     -------------------


NET INCOME                                                              998                  4,813                   1,336

MEMBER'S DEFICIT, beginning of period                               (22,233)               (20,701)                      -
MEMBER CONTRIBUTIONS                                                      -                    279                  10,000
MEMBER DISTRIBUTIONS                                                 (5,278)               (10,904)                (36,122)
                                                       --------------------     ------------------     -------------------
MEMBER'S DEFICIT, end of period                                   $(26,513)              $(26,513)               $(24,786)
                                                       ====================     ==================     ===================

See accompanying notes

                                                          Coaxial LLC
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                         (in thousands)

                                                                                                            For the period from
                                                                                     Nine months ended      August 21, 1998 to
                                                                                     September 30, 1999     September 30, 1998
                                                                                   --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                     $  4,813                $  1,336
Adjustments to reconcile Net Income to
Net cash provided by operating activities:
Depreciation and amortization                                                                     5,286                     444
Accretion of original issue discount on senior discount notes                                     3,055                     439
Changes in certain assets and liabilities:
Subscriber receivables                                                                              275                  (2,823)
Other accounts receivable, prepaid expenses and other
          current assets                                                                         (1,197)                   (906)
Accounts payable and accrued liabilities                                                          1,075                   3,660
Deferred income                                                                                       -                      75
Accrued interest                                                                                   (678)                      -
Due to related parties                                                                             (908)                      -
                                                                                     -------------------    -------------------
Net cash provided by operating activities                                                        11,721                   2,225
                                                                                     -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                                 (16,009)                   (472)
Due from related parties                                                                              -                     108
Other                                                                                               (19)                      -
                                                                                     -------------------    -------------------
Net cash used in investing activities                                                           (16,028)                   (364)
                                                                                     -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                                               -                  64,435
Payments to relieve prior debt                                                                        -                 (26,808)
Payments to related parties                                                                           -                  (9,750)
Payment of deferred financing fees                                                                 (339)                 (2,186)
Member  contributions                                                                               279                  10,000
Payments on capital lease obligations                                                               (96)                     22
Member distributions                                                                            (10,904)                (32,726)
Senior credit facility                                                                           11,000                       -
                                                                                     -------------------    -------------------
Net cash provided by (used in) financing activities                                                 (60)                  2,987
                                                                                     -------------------    -------------------

NET (DECREASE) INCREASE IN CASH                                                                  (4,367)                  4,848
CASH, beginning of period                                                                         8,709                       -
                                                                                     -------------------    -------------------
CASH, end of period                                                                            $  4,342                $  4,848
                                                                                     ===================    ===================

See accompanying notes

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999

1. Business Organization And Purpose

Coaxial LLC (the "Company"), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67 1/2% of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). The Company has an individual as its sole member.

Coaxial, an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system to Insight Ohio described below, the issuance of the senior notes described in Note 4, and the issuance of the senior discount notes by the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies including the Company. Accordingly, effective August 21, 1998, the Company owns 67 1/2% of the outstanding stock of Coaxial.

Other related entities owned or controlled by the majority shareholder of the Company include Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

On June 30, 1998, amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and Insight owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns two separate series of voting preferred equity (a $140 million preferred equity interest and a $30 million preferred equity interest) of Insight Ohio. The voting preferred equity interest will provide for distributions to Coaxial and indirectly to Phoenix and the Company in amounts equal to the payments required on the senior and senior discount notes described in Note 4. IHO serves as the manager of Insight Ohio.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3. Summary Of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, Coaxial, and Insight Ohio. All intercompany balances have been eliminated in consolidation. At September 30, 1999 and September 30, 1998, Coaxial had a shareholders' deficiency and Insight Ohio had a members' deficiency. Accordingly, the accompanying financial statements do not include any minority interest liabilities.

Home Office Expenses

Effective August 21, 1998, Insight Ohio entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee equivalent to 3% of Insight Ohio's gross operating revenues. Fees under the management agreement aggregated $364,000 and $1,092,000 for the three and nine months ended September 30, 1999 and $142,000 for the period from August 21, 1998 to September 30, 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

4. Notes Payable

Notes payable at September 30, 1999 and December 31, 1998 consisted of:

                                          September 30, 1999           December 31, 1998
                                      -------------------------    ------------------------
Senior notes(a)                                     $34,435,000                 $34,435,000
Senior discount notes(b)                             34,565,000                  31,511,000
Senior credit facility                               11,000,000                           -
                                      -------------------------    ------------------------
     Total notes payable                            $80,000,000                 $65,946,000
                                      =========================    ========================

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of approximately $1,226,000 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

    Amortization expense for deferred financing costs related to the Senior Notes for the three and nine months ended September 30, 1999 was approximately $39,000 and $114,000 and $17,000 for the period from August 21, 1998 to September 30, 1998. Interest expense on Coaxial's portion of the Senior Notes was approximately $861,000 and $2,583,000 for the three and nine months ended September 30, 1999 and $389,000 for the period from August 21, 1998 to September 30, 1998.

(b) On August 21, 1998, the Company and Coaxial Financing Corp., a related entity, issued senior discount notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of the Company to certain related entities to repay the indebtedness. Approximately $9,750,000 was loaned to two related entities by the Company, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Senior Discount Notes were allocated to the Company.

    In connection with the issuance of the Senior Discount Notes, the Company incurred financing fees of approximately $1,465,000 that are being amortized over the life of the Senior Discount Notes. Amortization expense related to the deferred financing costs was approximately $28,000 and $79,000 for the three and nine months ended September 30, 1999 and approximately $14,000 for the period from August 21, 1998 to September 30, 1998. Interest expense incurred on the Senior Discount Notes excluding amortization of deferred financing costs was approximately $989,000 and $3,055,000 for the three and nine months ended September 30, 1999 and approximately $440,000 for the period from August 21, 1998 to September 30, 1998.

    The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio, a subsidiary of Coaxial.

    Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. Coaxial Financing Corp. and the Company were in compliance with these covenants as of September 30, 1999.

    The ability of Coaxial Financing Corp. and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B Preferred Interests equal the distributions to be made by Coaxial to the three limited liability companies that own Coaxial to service the Senior Discount Notes.

                                  COAXIAL LLC
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. Notes Payable (continued)

(c) Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of Coaxial's cable plant and for the introduction of new video services. The Senior Credit Facility has a nine-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

    The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and pro forma debt service coverage ratios.

    Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of September 30, 1999, $11,000,000 was drawn on the Senior Credit Facility. Interest expense on the Senior Credit Facility was approximately $126,000 for the three and nine month periods ended September 30, 1999.

5. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                                           COAXIAL FINANCING CORP.
                                                BALANCE SHEETS


                                                                   September 30, 1999               December 31, 1998
                                                                   ------------------               -----------------
                                                                      (Unaudited)                       (Note 2)
ASSETS:
Cash                                                                   $    1,000                       $    1,000
                                                               -------------------------            -------------------------
Total assets                                                           $    1,000                       $    1,000
                                                               =========================            =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Senior discount notes (to be paid by Coaxial LLC - See Note 3)         $        -                       $        -
                                                               -------------------------            -------------------------
Total liabilities                                                      $        -                       $        -
Common stock, $.01 par value; 1,000 shares authorized, 1,000
 shares issued and outstanding                                                 10                               10

Additional paid-in capital                                                    990                              990
                                                               -------------------------            -------------------------

Total liabilities and shareholders' equity                             $    1,000                       $    1,000
                                                               =========================            =========================

See accompanying notes

                            COAXIAL FINANCING CORP.
                         NOTES TO INTERIM BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999

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

3.   Notes Payable

On August 21, 1998, the Company and Coaxial LLC, a related entity, issued Senior Discount Notes ("Discount Notes") due 2008. The Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of Coaxial LLC to certain related entities to repay indebtedness. Approximately $9,750,000 was loaned to two related entities ("Coaxial DJM LLC" and "Coaxial DSM LLC") by Coaxial LLC, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Discount Notes were allocated to Coaxial LLC.

The Discount Notes are non-recourse, secured by all of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial") and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC and conditionally guaranteed by Insight Communications of Central Ohio, LLC ("Insight Ohio"), a subsidiary of Coaxial.

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. The Company and Coaxial LLC were in compliance with these covenants as of September 30, 1999.

The ability of the Company and Coaxial LLC to make scheduled payments with respect to the Discount Notes will depend on the financial and operating performance of Insight Ohio.

4. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                                          Coaxial Communications of Central Ohio, Inc.
                                                  Consolidated Balance Sheets
                                                     (dollars in thousands)

                                                                                       September 30, 1999     December 31, 1998
                                                                                   ------------------------ -------------------
                                                                                           (Unaudited)             (Note 2)
ASSETS
Cash                                                                                             $  4,342              $  8,709
Subscriber receivables, less allowance for doubtful accounts
of $409 and $306 in 1999 and 1998                                                                     911                 1,186
Other accounts receivable, less allowance for doubtful accounts
of $145 in 1999 and 1998                                                                            2,722                 1,520
Prepaid expenses and other current assets                                                             161                   166
                                                                                   ------------------------ -------------------
Total current assets                                                                                8,136                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and land improvements                                                                            260                   260
CATV systems                                                                                       86,199                71,032
Equipment                                                                                           7,918                 7,102
Furniture                                                                                             359                   333
Leasehold improvement                                                                                  71                    71
                                                                                   ------------------------ -------------------
                                                                                                   94,807                78,798
Less-Accumulated depreciation and amortization                                                    (51,956)              (46,898)
                                                                                   ------------------------ -------------------
Total property and equipment, net                                                                  42,851                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                                     7,404                 7,385
Deferred financing costs and other                                                                  1,586                 1,447
                                                                                   ------------------------ -------------------
                                                                                                    8,990                 8,832
Less-Accumulated amortization                                                                      (7,548)               (7,399)
                                                                                   ------------------------ -------------------
Total intangible assets, net                                                                        1,442                 1,433

Due from related parties                                                                              139                   149
                                                                                   ------------------------ -------------------

Total assets                                                                                     $ 52,568              $ 45,063
                                                                                   ======================== ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                                     $     27              $    123
Accounts payable                                                                                    3,470                 3,230
Accrued interest                                                                                      573                 1,250
Accrued liabilities                                                                                 4,674                 4,404
                                                                                   ------------------------ -------------------
Total current liabilities                                                                           8,744                 9,007

Senior notes payable                                                                               34,435                34,435
Senior credit facility                                                                             11,000                     -

Capital lease obligations                                                                             105                   105
Other liabilities                                                                                   1,711                 1,146
Due to related parties                                                                              1,130                 1,030
                                                                                   ------------------------ -------------------
Total liabilities                                                                                  57,125                45,723

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Common stock--authorized 2,000 shares, 1,080 shares
issued and outstanding in 1999 and 1998                                                                 1                     1
Paid-in capital                                                                                    27,777                11,501
Accumulated deficit                                                                               (32,335)              (12,162)
                                                                                   ------------------------ -------------------
Total shareholders' deficit                                                                        (4,557)                 (660)
                                                                                   ------------------------ -------------------
Total liabilities and shareholders' deficit                                                      $ 52,568              $ 45,063
                                                                                   ======================== ===================

See accompanying notes





                                            Coaxial Communications of Central Ohio, Inc.
                             Consolidated Statements of Operations and Changes in Shareholders' Deficit
                                                             (Unaudited)
                                                           (in thousands)

                                                                          Three months                   Nine months
                                                                             ended                          ended
                                                                          September 30,                  September 30,
                                                                 -----------------------------------------------------------

                                                                        1999           1998            1999           1998
                                                                   --------------    ---------    --------------    ---------

TOTAL REVENUES                                                           $11,802     $ 11,769          $ 35,195     $ 35,037

OPERATING EXPENSES:
Service and administrative                                                 7,282        7,298            20,523       22,164
Depreciation and amortization                                              1,846        1,137             5,093        3,825
Severance and transaction structure costs                                      -        4,822                 -        4,822
                                                                   --------------    ---------    --------------    ---------
Total operating expenses                                                   9,128       13,257            25,616       30,811
                                                                   --------------    ---------    --------------    ---------

OPERATING INCOME                                                           2,674       (1,488)            9,579        4,226
Other income (expense)                                                         5         (318)               84         (433)
INTEREST INCOME (EXPENSE), net:
Interest income--related parties                                               -          640                 -        2,823
Interest income                                                               23            -               109           23
Interest expense--related parties                                              -         (227)                -       (1,019)
Interest expense                                                          (1,035)        (903)           (2,844)      (2,583)
                                                                   --------------    ---------    --------------    ---------

Total interest (expense), net                                             (1,012)        (490)           (2,735)        (756)
                                                                   --------------    ---------    --------------    ---------

Net Income (Loss) Before Extraordinary Item                                1,667       (2,296)            6,928        3,037
Extraordinary Item - debt retirement                                           -         (847)                -         (847)
                                                                   --------------    ---------    --------------    ---------
NET INCOME (LOSS)                                                          1,667       (3,143)            6,928        2,190

SHAREHOLDERS' (DEFICIT) EQUITY, beginning of period                         (946)      58,516              (660)      54,327
CAPITAL DISTRIBUTIONS                                                     (5,278)     (81,246)          (10,825)     (82,390)
SHAREHOLDER CONTRIBUTIONS                                                      -       20,563                 -       20,563
                                                                   --------------    ---------    --------------    ---------
SHAREHOLDERS' DEFICIT, end of  period                                    $(4,557)    $ (5,310)         $ (4,557)    $ (5,310)
                                                                   ==============    =========    ==============    =========



See accompanying notes

                                      Coaxial Communications of Central Ohio, Inc.
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                     (in thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                              1999                         1998
                                                                    ---------------------       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  6,928                       $  2,190
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization                                                       5,207                          4,268
Extraordinary item                                                                      -                            846
Changes in operating assets and liabilities:
Subscriber receivables                                                                275                         (1,882)
Other accounts receivable, prepaid expenses and other
Current assets                                                                     (1,197)                            55
Accounts payable, accrued liabilities and other                                     1,076                          2,458
Accrued interest                                                                     (678)                             -
Due to related parties                                                                110                              -
                                                                    ---------------------       ------------------------
Net cash provided by operating activities                                          11,721                          7,935
                                                                    ---------------------       ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                   (16,009)                        (4,214)
Increase in intangible assets                                                        (158)                             -
                                                                    ---------------------       ------------------------
Net cash used in investing activities                                             (16,167)                        (4,214)
                                                                    ---------------------       ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                                 -                         34,435
Principal payments on notes payable                                                     -                        (26,808)
Increase in deferred financing fees                                                     -                         (1,340)
Contributions from shareholders                                                         -                          5,673
Principal payments on capital lease obligations                                       (96)                          (148)
Capital distributions                                                             (10,825)                             -
Senior credit facility                                                             11,000                              -
Increase in amounts due to/from related parties                                         -                        (11,259)
                                                                    ---------------------       ------------------------
Net cash provided by financing activities                                              79                            553
                                                                    ---------------------       ------------------------

NET (DECREASE) INCREASE IN CASH                                                    (4,367)                         4,274
CASH, beginning of period                                                           8,709                            574
                                                                    ---------------------       ------------------------
CASH, end of period                                                              $  4,342                       $  4,848
                                                                    =====================       ========================




See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999


1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of the Company's cable system described below, the issuance of the Senior Notes described in Note 4, and the issuance of the Discount Notes by the Company's majority shareholder and an affiliate during 1998, the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, at September 30, 1999, the Company was a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC, Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

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

In connection with the Contribution Agreement, the Company incurred severance costs and transaction structuring costs totaling $4,822,078, which have been reflected in the accompanying statements of operations.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at September 30, 1999, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At September 30, 1999, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

Home Office Expenses

Home office expenses of approximately $400,000 and $1,131,000 for the three and nine months ended September 30, 1998 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a management fee which approximated $364,000 and $1,092,000 for the three and nine months ended September 30, 1999 and $142,000 for the period from August 21, 1998 to September 30, 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation.

4.  Notes Payable

Notes payable at September 30, 1999 and December 31, 1998 consisted of Senior Notes with an outstanding principal balance of $34,435,092 and borrowings under a Senior Credit Facility of $11,000,000.

On August 21, 1998, Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. Notes Payable (continued)

  owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company repaid all outstanding loan balances under a 1994 loan agreement between Coaxial, Phoenix, Southern Ohio, Columbus I and Columbus II and a lead bank and several other financial institutions. An extraordinary loss of $846,641 was recorded upon this refinancing of debt. Also, in connection with the issuance of the Senior Notes, the Company incurred financing fees of approximately $1,226,000 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

  Amortization expense for deferred financing costs related to the Senior
  Notes for the three and nine months ended September 30, 1999 was approximately $39,000 and $114,000 and approximately $17,000 for the three and nine months ended September 30, 1998. Interest expense on Coaxial's portion of the Senior Notes excluding amortization of deferred financing costs was approximately $861,000 and $2,583,000 for the three and nine months ended September 30, 1999 and approximately $389,000 for the three and nine months ended September 30, 1998.

  Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the cable system's plant and for the introduction of new video services. The Senior Credit Facility has a nine-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

  The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of September 30, 1999, $11,000,000 was drawn on the Senior Credit Facility. Interest expense on the Senior Credit Facility was approximately $126,000 for the three and nine months ended September 30, 1999.

5.  Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

                                              Phoenix Associates
                                                Balance Sheets
                                                (in thousands)

                                                              September 30, 1999          December 31, 1998
                                                          ------------------------- -------------------------
                                                                  (Unaudited)                 (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                        $         --               $         --
Interest receivable                                                   57                         57
                                                          ------------------------- -------------------------
Total current assets                                                  57                         57

OTHER ASSETS:
Due from related parties                                             406                        406
Notes receivable--related parties                                    550                        550
Deferred financing fees, net                                       3,292                      3,400
                                                          ------------------------- -------------------------
Total other assets                                                 4,248                      4,356
                                                          ------------------------- -------------------------
Total assets                                                $      4,305               $      4,413
                                                          ========================= =========================

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:

INTEREST PAYABLE                                            $      1,378               $      3,841

NOTES PAYABLE                                                    105,565                    105,565
                                                          ------------------------- -------------------------
Total liabilities                                                106,943                    109,406
                                                          ------------------------- -------------------------

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT                                               (102,638)                  (104,993)
                                                          ------------------------- -------------------------
Total liabilities and partners' deficit                     $      4,305               $      4,413
                                                          ========================= =========================

See accompanying notes

                                                        Phoenix Associates
                                     Statements of Operations and Changes in Partners' Deficit
                                                           (Unaudited)
                                                          (in thousands)

                                                                     Three months ended                   Nine months ended
                                                                          September 30,                     September 30,
                                                                -----------------------------------------------------------------
                                                                        1999             1998             1999             1998
                                                                        ----             ----             ----             ----
EXPENSES                                                                 $      -      $     11            $      -      $     63
INTEREST EXPENSE (INCOME)
Interest income--related parties                                                -          (186)                  -          (641)
Interest expense--related parties                                               -           605                   -         2,666
Interest expense                                                            2,757         2,680               8,266         7,580
                                                                -----------------  -------------  -----------------  ------------
Total interest expense, net                                                 2,757         3,099               8,266         9,605
                                                                -----------------  -------------  -----------------  ------------

Net Loss Before Extraordinary Item                                          2,757         3,110               8,266         9,668
Extraordinary Item - gain on settlement of
Columbus II note receivable                                                     -          (100)                  -          (100)
                                                                -----------------  -------------  -----------------  ------------
NET LOSS                                                                    2,757         3,010               8,266         9,568

PARTNERS' DEFICIT, beginning of period                                    105,159       176,969             104,993       170,411
PARTNERS' CONTRIBUTIONS                                                         -       (78,358)                  -       (78,358)
CAPITAL CONTRIBUTIONS                                                      (5,278)          768             (10,621)          768
                                                                -----------------  -------------  -----------------  ------------
PARTNERS' DEFICIT, end of period                                         $102,638      $102,389            $102,638      $102,389
                                                                =================  =============  =================  ============


See accompanying notes

                                                  Phoenix Associates
                                               Statements of Cash Flows
                                                     (Unaudited)
                                                    (in thousands)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                      -----------------------------------------------
                                                                               1999                      1998
                                                                      --------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (8,266)                 $  (9,567)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization of deferred financing fees                                                349                         52
Changes in operating assets and liabilities:
   Other accounts receivable, prepaid expenses, and other                                -                      1,102
    current assets
     Accrued interest                                                               (2,463)                         -
                                                                      --------------------     ----------------------
Net cash used in operating activities                                              (10,380)                    (8,413)
                                                                      --------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in amounts due from related parties                                             -                      7,039
                                                                      --------------------     ----------------------
Net cash provided by investing activities                                                -                      7,039
                                                                      --------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                                                      -                   (105,926)
Payment of deferred financing fees                                                    (241)                    (3,416)
Proceeds from issuance of notes payable                                                  -                    105,565
Capital contributions                                                               10,621                     77,590
Increase in amounts due to related parties                                               -                    (72,439)
                                                                      --------------------     ----------------------
Net cash provided by financing activities                                           10,380                      1,374
                                                                      --------------------     ----------------------

NET INCREASE (DECREASE) IN CASH                                                          -                          -
CASH, beginning of period                                                                -                          -
                                                                      --------------------     ----------------------
CASH, end of period                                                     $             -                     $       -
                                                                      ====================     ======================

See accompanying notes

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1999

1.  Business Organization and Purpose

Phoenix Associates ("Phoenix") is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities, and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. Phoenix has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix. Phoenix is a co-issuer and joint and several obligor of the debt described in Note 4, along with an affiliate, Coaxial Communications of Central Ohio, Inc ("Coaxial").

Phoenix is owned by three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Phoenix does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial statements.

During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

4.  Notes Payable

Notes payable at September 30, 1999 and December 31, 1998 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

On August 21, 1998 Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006. The proceeds of the Senior Notes were allocated $105.6 million to Phoenix and $34.4 million to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interests to make payments on the Senior Notes including distributions to Phoenix. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interests for any purpose other than required payments of interest and principal on the notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, Phoenix incurred financing fees of approximately $3,800,000 that are being amortized over the life of the Senior Notes. Amortization expense related to the deferred financing costs was approximately $119,000 and $349,000 for the three and nine months ended September 30, 1999 and approximately $52,000 for the three and nine months ended September 30, 1998. Interest expense incurred on the Senior Notes excluding amortization of deferred financing costs was approximately $2,638,000 and $7,917,000 for the three and nine months ended September 30, 1999 and approximately $1,202,000 for the three and nine months ended September 30, 1998. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

5.   Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                                           Insight Communications of Central Ohio, LLC
                                                         Balance Sheets
                                                         (in thousands)

                                                                            September 30, 1999              December 31, 1998
                                                                       -------------------------      --------------------------
                                                                               (Unaudited)                      (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                                   $   2,342                       $   6,709
Subscriber receivables, less allowance for doubtful
Accounts of $409 and $306 in 1999 and 1998                                                   911                           1,186
Other accounts receivable, less allowance for doubtful
Accounts of $145 in 1999 and 1998                                                          2,722                           1,520
Prepaid expenses and other current assets                                                    161                             166
                                                                       -------------------------      --------------------------
Total current assets                                                                       6,136                           9,581

PROPERTY AND EQUIPMENT, at cost:
Land and land improvements                                                                   260                             260
CATV systems                                                                              86,199                          71,032
Equipment                                                                                  7,918                           7,102
Furniture                                                                                    359                             333
Leasehold improvements                                                                        71                              71
                                                                       -------------------------      --------------------------
                                                                                          94,807                          78,798
Less-Accumulated depreciation and amortization                                           (51,956)                        (46,898)
                                                                       -------------------------      --------------------------
Total property and equipment, net                                                         42,851                          31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                            7,404                           7,385
Other intangible assets                                                                      360                             300
Less-Accumulated amortization                                                             (7,382)                         (7,348)
                                                                       -------------------------      --------------------------
Total intangible assets, net                                                                 382                             337

DUE FROM RELATED PARTIES                                                                     139                             149
                                                                       -------------------------      --------------------------

Total assets                                                                           $  49,508                       $  41,967
                                                                       =========================      ==========================

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                           $      27                       $     123
Accounts payable                                                                           3,470                           3,230
Accrued interest                                                                             126                               -
Accrued liabilities                                                                        4,674                           4,404
Series preferred A dividend payable                                                        1,750                           5,211
Series preferred B dividend payable                                                        4,420                           1,438
                                                                       -------------------------      --------------------------
Total current liabilities                                                                 14,467                          14,406

Capital lease obligations                                                                    105                             105
Other deferred credits                                                                     1,711                           1,146
Due to related parties                                                                     1,130                           1,029
Preferred A interest                                                                     140,000                         140,000
Preferred B interest                                                                      30,000                          30,000
Senior credit facility                                                                    11,000                               -
                                                                       -------------------------      --------------------------
Total liabilities and preferred interests                                                198,413                         186,686

Members' deficit                                                                        (148,905)                       (144,719)
                                                                       -------------------------      --------------------------


Total liabilities and members' deficit                                                 $  49,508                       $  41,967
                                                                       =========================      ==========================

See accompanying notes

                                                Insight Communications of Central Ohio, LLC
                                          Statements of Operations and Changes in Members' Deficit
                                                                (Unaudited)
                                                               (in thousands)

                                                                                                          For the period from
                                                             Three months ended       Nine months ended       August 21, 1998
                                                             September 30, 1999      September 30, 1999      September 30, 1998
                                                            ---------------------   --------------------    --------------------




REVENUE                                                          $   11,802             $   35,195              $    5,225

OPERATING EXPENSES:
Service and administrative                                            7,282                 20,523                   2,755
Depreciation and amortization                                         1,846                  5,093                     413
                                                            ---------------------   --------------------    --------------
Total operating expenses                                              9,128                 25,616                   3,168
                                                            ---------------------   --------------------    --------------

OPERATING INCOME                                                      2,674                  9,579                   2,057
Other income                                                              5                     84                       -
Interest expense                                                       (135)                  (147)                     (5)
Interest income                                                          23                    109                       -
                                                            ---------------------   --------------------    --------------
INTEREST EXPENSE, net                                                  (112)                   (38)                     (5)
                                                            ---------------------   --------------------    --------------

NET INCOME                                                            2,567                  9,625                   2,052

Accrual of preferred interests                                       (4,571)               (13,291)                 (2,034)
Members' deficit, beginning of  period                             (146,901)              (144,719)                      -
Members' contributions                                                    -                      -                  34,457
Preferred membership interest                                             -                      -                (170,000)
Capital distributions                                                     -                   (520)                 (8,079)
                                                            ---------------------   --------------------    --------------
Members' deficit, end of period                                  $(148,905)             $(148,905)              $(143,604)
                                                            =====================   ====================    ==============

See accompanying notes

                                            Insight Communications of Central Ohio, LLC
                                                     Statements of Cash Flows
                                                            (Unaudited)
                                                          (in thousands)

                                                                                                               For the period from
                                                                                         Nine months ended       August 21, 1998
                                                                                        September 30, 1999      September 30, 1998
                                                                                      ----------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                        $  9,625                 $ 2,052
Adjustments to reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization                                                                        5,093                     413
Changes in certain assets and liabilities:
Subscriber receivables                                                                                 275                  (2,571)
Other accounts receivable, prepaid expenses and other current assets                                (1,197)                    135
Accounts payable, accrued liabilities and other                                                      1,075                   3,066
Accrued interest                                                                                       126                       -
Due to/from related parties                                                                            111                       -
                                                                                      ----------------------   -------------------
Net cash provided by operating activities                                                           15,108                   3,095
                                                                                      ----------------------   -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                                    (16,009)                   (472)
Increase in other intangible assets                                                                    (79)                      -
                                                                                      ----------------------   -------------------
Net cash used in investing activities                                                              (16,088)                   (472)
                                                                                      ----------------------   -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions                                                                                 (520)                 (8,079)
Principal payments on capital lease obligations                                                        (96)                    (22)
Capital contributions                                                                                    -                  10,000
Contributed cash                                                                                         -                     326
Preferred interest distributions                                                                   (13,771)                      -
Senior credit facility                                                                              11,000                       -
                                                                                      ----------------------   -------------------
Net cash (used in) provided by financing activities                                                 (3,387)                  2,225

NET (DECREASE) INCREASE IN CASH                                                                     (4,367)                  4,848
CASH, beginning of period                                                                            6,709                       -
                                                                                      ----------------------   -------------------
CASH, end of period                                                                               $  2,342                 $ 4,848
                                                                                      ======================   ===================

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1999

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3. Summary of Significant Accounting Policies

Home Office Expenses

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement aggregated $364,000 and $1,092,000 for the three and nine months ended September 30, 1999 and $142,000 for the period from August 21, 1998 to September 30, 1998.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

4. Credit Facility

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the Company's cable plant and for the introduction of new video services. The Senior Credit Facility has a nine-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. As of September 30, 1999, $11,000,000 was drawn on the Senior Credit Facility. Interest expense on the Senior Credit Facility was approximately $126,000 for the three and nine months ended September 30, 1999.

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


  On August 21, 1998, a financing plan was implemented to facilitate the organization of Insight Ohio, the acquisition of the System by Insight Ohio and to provide for the System's liquidity and operational and financial flexibility (the "Financing Plan"). Pursuant to the Financing Plan:

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

  The following discussion relates to the historical operations of Coaxial LLC for the three and nine month periods ended September 30, 1999 compared to the historical operations of Coaxial for the three and nine months ended September 30, 1998. On August 21, 1998, substantially all of the assets and liabilities comprising the System were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are consolidated into the financial statements of Coaxial LLC. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to September 30, 1999. The historical operating results of Coaxial LLC presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC presented below appear elsewhere in this report under the heading "Coaxial LLC."

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


Results of Operations
Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Revenues for the three months ended September 30, 1999 and 1998 were $11.8 million. For the three months ended September 30, 1999, subscribers served averaged 84,989 compared with 90,701 during the same time period in 1998. Revenues remained flat despite a 6.3% decrease in customers as Insight Ohio ended previous management's program of deeply discounting subscriber rates. Average revenue per customer per month for the three months ended September 30, 1999 totaled $46.29 versus $43.25 for the three months ended September 30, 1998.

  Service and administrative expenses remained flat at $7.3 million for the three months ended September 30, 1999 and 1998. A decrease of 6.6% in basic programming expenses from $2.0 million in 1998 to $1.9 million in 1999, reflects savings realized through Insight's purchasing discounts. Similarly, pay programming expenses dropped 11.2% during the three months ended September 30, 1999 versus the three months ended September 30, 1998 to $990,000. Prior to the consummation of the Financing Plan, the System was charged home office expenses that included costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the three months ended September 30, 1998, such expenses totaled approximately $400,000. Upon consummation of the Financing Plan, IHO commenced providing management services to the System for which it receives a management fee, which totaled approximately $364,000 for the three months ended September 30, 1999. Personnel costs for the three months ended September 30, 1999 totaled approximately $1.5 million, a decrease of 25.5% from the three months ended September 30, 1998 as Insight Ohio eliminated duplicative positions upon consummation of the Financing Plan.

  Offsetting the expense decreases described above, marketing expenses increased 186.7% from approximately $244,000 for the three months ended September 30, 1998 to approximately $698,000 for the three months ended September 30, 1999. The Company significantly increased its marketing activity over the prior period in connection with efforts directed at customer awareness of the Company's upcoming launch of its new products and activation of its new network.

  Severance and transaction structure costs totaling $4.8 million were incurred during the three months ended September 30, 1998 as a result of the Financing Plan and the System acquisition. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

  Depreciation and amortization expenses for the three months ended September 30, 1999 increased by 62.4% over the three months ended September 30, 1998 to approximately $1.8 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the three months ended September 30, 1999 totaled $2.7 million versus a loss of $1.5 million for the three months ended September 30,1998. The loss reported for the three months ended September 30, 1998 was primarily due to the severance and transaction structure costs described above.

  Net interest expense totaled approximately $1.7 million for the three months ended September 30, 1999 primarily resulting from interest on the Senior Discount Notes and Senior Notes issued on August 21, 1998.

  An extraordinary loss of $846,641 was recorded during the three months ended September 30, 1998 as a result of the refinancing of outstanding loan balances in connection with the Financing Plan.

  Net income increased to $1.0 million for the three months ended September 30, 1999 from a net loss of $3.1 million for the three months ended September 30, 1998 for the reasons set forth above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Revenues for the nine months ended September 30, 1999 were $35.2 million, compared to $35.0 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, subscribers served averaged 86,123, as compared with 91,094 during the same time period in 1998. Revenues remained essentially flat despite a 5.5% decrease in customers as Insight Ohio ended previous management's program of deeply discounting its rates. Average revenue per customer per month for the nine months ended September 30, 1999 totaled $45.41 versus $42.74 for the nine months ended September 30, 1998.

  Service and administrative expenses decreased to $20.5 million for the nine months ended September 30, 1999, compared to $22.2 million for the nine months ended September 30, 1998, a decrease of $1.7 million or 7.4%. Basic programming expenses decreased by 10.3%, from $6.0 million in 1998 to $5.4 million in 1999, reflecting savings realized through Insight's purchasing discounts. Similarly, pay programming expenses dropped 13.4% during the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 to $2.9 million. Prior to the consummation of the Financing Plan, the System was charged home office expenses that included costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the nine months ended September 30, 1998, such expenses totaled approximately $1.1 million. Upon consummation of the Financing Plan, IHO commenced providing management services to the System for which it receives a management fee, which totaled approximately $1.1 million for the nine months ended September 30, 1999. Personnel costs for the nine months ended September 30, 1999 totaled approximately $4.3 million, a decrease of 20.1% from the nine months ended September 30, 1998 as Insight Ohio eliminated duplicative positions upon consummation of the Financing Plan. Offsetting these expense decreases was an increase in marketing expenses in connection with increased marketing activity over the prior period in connection with efforts directed at customer awareness of the Company's upcoming launch of its new products and activation of its new network.

Severance and transaction structure costs totaling $4.8 million were incurred during the nine months ended September 30, 1998 as a result of the Financing Plan and the System acquisition. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

  Depreciation and amortization expense for the nine months ended September 30, 1999 increased by 33.2% over the nine months ended September 30, 1998 to approximately $5.1 million reflecting additional capital expenditures resulting from upgrades to the System's network.

 Operating income for the nine months ended September 30, 1999 totaled $9.6 million, a 126.7% increase over operating income of $4.2 million reported for the nine months ended September 30, 1998.

  Net interest expense totaled approximately $4.9 million for the nine months ended September 30, 1999 primarily resulting from interest on the Senior Discount Notes and Senior Notes issued on August 21, 1998.

  An extraordinary loss of $846,641 was recorded during the nine months ended September 30, 1998 as a result of the refinancing of outstanding loan balances in connection with the Financing Plan.

  Net income increased to $4.8 million for the nine months ended September 30, 1999 from net income of $2.2 million for the nine months ended September 30, 1998 for the reasons set forth above.

Liquidity and Capital Resources

  The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures relating to Coaxial totaled $5.7 million and $16.0 million for the three and nine months ended September 30, 1999. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash received from the Financing Plan and cash flows from operations.

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

  In addition to cash flow from operations, Insight Ohio has available a $25
million Senior Credit Facility to support its upgrade program.   As of September
30, 1999, $11 million has been drawn under the Senior Credit Facility and $14 million remains available for borrowing.


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

  Insight Ohio's greatest Year 2000 exposure is presented by its third party billing system which is responsible for mailing monthly bills to customers and maintaining customer data. Insight Ohio has recently engaged Convergys as its billing service provider. Convergys has informed Insight Ohio that testing of the billing system, for Year 2000 compliance, was completed by the first quarter of 1999.

  Management believes that the remaining systems of Insight Ohio will be fully Year 2000 compliant by the end of the fourth quarter of 1999. Insight Ohio has completed an inventory of all areas which are at risk and has replaced and upgraded all critical equipment and software as needed. Due to Insight's affiliation with AT&T Broadband & Internet Services ("AT&T BIS"), Insight Ohio is a member of AT&T BIS's Year 2000 task force. This allows Insight Ohio access to AT&T BIS's extensive database which details various vendors', suppliers' and programmers' Year 2000 compliance. Management estimates that the total cumulative costs relating to its efforts to make its systems Year 2000 compliant will be approximately $35,000 of which approximately $20,000 has been incurred as of September 30, 1999.

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

  Moreover, to operate its business, Insight Ohio relies on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. Insight Ohio's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruptions. Insight Ohio has contacted and received compliance statements from its third party service providers about their Year 2000 readiness. If Insight Ohio's key third party service providers do not adequately address their Year 2000 issues, Insight Ohio's business may be materially affected, which could result in a materially adverse effect on Insight Ohio's results of operations and financial condition.

  Insight Ohio is developing contingency plans, which will be in place by November 30, 1999, in the event Insight Ohio or any key third party providers should fail to become Year 2000 compliant.


Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

  During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-
1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

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

                                Coaxial LLC
                                  (Registrant)

Dated: November 15, 1999

                                By: /s/ Michael S. Willner
                                _________________________
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                _________________________
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Coaxial Financing Corp.
                                 (Registrant)

Dated: November 15, 1999

                                By: /s/ Michael S. Willner
                                _________________________
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Kim D. Kelly
                               _________________________
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Insight Communications of Central Ohio, LLC
                                              (Registrant)

Dated: November 15, 1999

                                By: /s/ Michael S. Willner
                                _________________________
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                _________________________
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)