Form 10-Q
period 2000-03-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2000-05-16
CIK 1071003, 1070242, 1071001

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                 For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   [X] Yes    [_] No

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

Coaxial LLC                                  Not Applicable
Coaxial Financing Corp.                      Not Applicable
Insight Communications of Central Ohio, LLC  Not Applicable

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

  Coaxial LLC

   Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
      December 31, 1999                                                                           1

   Consolidated Statements of Operations and Changes in Member's Deficit
      for the three months ended March 31, 2000 and 1999 (unaudited)                              2

   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2000 and 1999 (unaudited)                                                         3

   Notes to Consolidated Financial Statements (unaudited)                                         4

 Coaxial Financing Corp.

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                          8

   Notes to Balance Sheets (unaudited)                                                            9

 Coaxial Communications of Central Ohio, Inc.

   Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
      December 31, 1999                                                                          10

   Consolidated Statements of Operations and Changes in Shareholders' Deficit
      for the three months ended March 31, 2000 and 1999 (unaudited)                             11

   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2000 and 1999 (unaudited)                                                        12

   Notes to Consolidated Financial Statements (unaudited)                                        13

 Phoenix Associates

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                         16

   Statements of Operations and Changes in Partners' Deficit for the three months
      ended March 31, 2000 and 1999 (unaudited)                                                  17

   Statements of Cash Flows for the three months ended March 31, 2000
      and 1999 (unaudited)                                                                       18

   Notes to Financial Statements (unaudited)                                                     19

 Insight Communications of Central Ohio, LLC
   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                         21

   Statements of Operations and Changes in Members' Deficit
    for the three months ended March 31, 2000 and 1999 (unaudited)                               22

   Statements of Cash Flows for the three months ended March
    31, 2000 and 1999 (unaudited)                                                                23

   Notes to Financial Statements (unaudited)                                                     24

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                               26

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                                        31

                                  COAXIAL LLC
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                  March 31, 2000          December 31, 1999
                                                                                ------------------       -------------------
                                                                                      (Unaudited)           (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $      2,442          $            882
Subscriber receivables, less allowance for doubtful accounts
     of $323 and $383 in 2000 and 1999, respectively                                           288                       790
Other accounts receivable, less allowance for doubtful accounts
     of $139 and $175 in 2000 and 1999, respectively                                         2,737                     3,136
Prepaid expenses and other current assets                                                      470                       155
                                                                                ------------------       -------------------
Total current assets                                                                         5,937                     4,963

Property and equipment, net of accumulated depreciation of
     $56,188 and $53,999 in 2000 and 1999, respectively                                     56,158                    51,455

Intangible assets, net of accumulated amortization of
     $7,850 and $7,738 in 2000 and 1999, respectively                                        2,561                     2,670

Note receivable Coaxial DJM LLC                                                              6,750                     6,750
Note receivable Coaxial DSM LLC                                                              3,000                     3,000
Due from related parties                                                                     2,332                     2,023
                                                                                ------------------       -------------------

Total other assets                                                                          14,643                    14,443
                                                                                ------------------       -------------------
Total assets                                                                          $     76,738          $         70,861
                                                                                ==================       ===================

LIABILITIES AND MEMBER'S DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                          $         49          $             74
Accounts payable                                                                             7,661                     4,963
Accrued interest                                                                               897                     1,519
Accrued liabilities                                                                          2,664                     5,061
Accrued programming                                                                          3,358                     1,890
                                                                                ------------------       -------------------
Total current liabilities                                                                   14,629                    13,507

NOTES PAYABLE:
Senior Discount Notes                                                                       36,683                    35,556
Senior Notes                                                                                34,435                    34,435
Senior Credit Facility                                                                      20,000                    11,000
                                                                                ------------------       -------------------
Total notes payable                                                                         91,118                    80,991

Capital lease obligations                                                                       43                        43
Other liabilities                                                                            2,282                     2,408
Due to related parties                                                                         135                        -
                                                                                ------------------       -------------------
Total liabilities                                                                          108,207                    96,949

COMMITMENTS AND CONTINGENCIES

MEMBER'S DEFICIT                                                                           (31,469)                  (26,088)
                                                                                ------------------       -------------------
Total liabilities and  member's deficit                                               $     76,738          $         70,861
                                                                                ==================       ===================

  See accompanying notes

                                  COAXIAL LLC
     CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                                                         Three months ended March 31,
                                                                                        2000                     1999
                                                                                  -------------------    -------------------
REVENUES                                                                             $         11,535        $        11,696

OPERATING EXPENSES:
Service and administrative                                                                      7,443                  6,681
Depreciation and amortization                                                                   2,299                  1,600
                                                                                  -------------------    -------------------
Total operating expenses                                                                        9,742                  8,281
                                                                                  -------------------    -------------------


OPERATING INCOME                                                                                1,793                  3,415

OTHER INCOME                                                                                       29                     -

INTEREST INCOME (EXPENSE):
Interest income--related parties                                                                  366                    415
Interest income                                                                                    18                     -
Interest expense                                                                               (2,309)                (1,967)
                                                                                  -------------------    -------------------
Total interest expense, net                                                                    (1,925)                (1,552)
                                                                                  -------------------    -------------------


NET (LOSS) INCOME                                                                                (103)                 1,863

Member's deficit, beginning of period                                                         (26,088)               (20,701)
Member distributions                                                                           (5,278)                (5,106)
                                                                                  -------------------    -------------------
Member's deficit, end of period                                                      $        (31,469)       $       (23,944)
                                                                                  ===================    ===================

   See accompanying notes

                                  COAXIAL LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)



                                                                                      Three months ended March 31,
                                                                                    2000                       1999
                                                                             --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                             $              (103)     $            1,863
Adjustments to reconcile Net (Loss) Income to
  Net cash provided by operating activities:
Depreciation and amortization                                                               2,299                   1,668
Accretion of original issue discount on Senior Discount Notes                               1,127                   1,041
Changes in certain assets and liabilities:
     Subscriber receivables                                                                   502                     270
     Other accounts receivable, prepaid expenses and other
             current assets                                                                    84                     126
     Accounts payable and accrued liabilities                                               1,644                   3,649
     Accrued interest                                                                        (622)                   (804)
     Due to related parties                                                                  (174)                   (631)
                                                                             --------------------   ---------------------
Net cash provided by operating activities                                     $             4,757      $            7,182
                                                                             --------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                            (6,892)                 (6,122)
Increase in  intangible assets                                                                 (3)                    (25)
Due from related parties                                                                        -                    (338)
                                                                             --------------------   ---------------------
Net cash used in investing activities                                         $            (6,895)     $           (6,485)
                                                                             --------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                                         (24)                    (29)
Capital distributions                                                                      (5,278)                 (5,106)
Borrowings under senior credit facility                                                     9,000                       -
                                                                             --------------------   ---------------------
Net cash provided by (used in) financing activities                           $             3,698      $           (5,135)
                                                                             --------------------   ---------------------

NET INCREASE (DECREASE) IN CASH                                                             1,560                  (4,438)
CASH AND CASH EQUIVALENTS, beginning of period                                                882                   8,709
                                                                             --------------------   ---------------------
CASH AND CASH EQUIVALENTS, end of period                                      $             2,442      $            4,271
                                                                             ====================   =====================

  See accompanying notes

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Business Organization And Purpose

Coaxial LLC (the "Company"), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67 1/2% of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). The Company has an individual as its sole member.

Coaxial, an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system in Columbus, Ohio and surrounding areas. Insight Ohio operates in one business segment. In connection with the contribution of Coaxial's cable system to Insight Ohio described below, the issuance of the senior notes and the senior discount notes described in Note 4, during 1998, the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies including
the Company.  Accordingly, effective August 21, 1998, the Company owns   67 1/2%
of the outstanding stock of Coaxial.

Other related entities owned or controlled by the majority shareholder of the Company include Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC, Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and the Company in amounts equal to the payments required on the senior notes and senior discount notes described in Note 4. IHO serves as the manager of Insight Ohio.

The Company and Coaxial Financing Corp. are co-issuers of the senior discount notes described in Note 4(b). Coaxial and Phoenix are co-issuers of the senior notes described in Note 4(a). The ability of Coaxial Financing Corp., the Company, Coaxial, and Phoenix to make scheduled payments with respect to the senior notes and senior discount notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A Preferred Interest and Series B Preferred Interest to Coaxial are designed to provide the cash flow necessary to service the debt service requirements on the senior notes and senior discount notes.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Basis of Presentation (continued)

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, Coaxial, and Insight Ohio. All intercompany balances have been eliminated in consolidation. At March 31, 2000 and December 31, 1999, Coaxial had a shareholders' deficiency and Insight Ohio had a members' deficiency. Accordingly, the accompanying financial statements do not include any minority interest liabilities.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4. Notes Payable

Notes payable consisted of:

                                       March 31, 2000             December 31, 1999
                                     ---------------------     ----------------------
Senior Notes(a)                          $   34,435,000           $   34,435,000
Senior Discount Notes(b)                     36,683,000               35,556,000
Senior Credit Facility(c)                    20,000,000               11,000,000
                                     ---------------------     ----------------------
     Total notes payable                 $   91,118,000           $   80,991,000
                                     =====================     ======================

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. Notes Payable (continued)

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

(b) On August 21, 1998, the Company and Coaxial Financing Corp. issued senior discount notes ("Senior Discount Notes") due 2008. The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds were received upon issuance. Approximately $19,500,000 of the gross proceeds were contributed by the sole member of the Company to certain related entities to repay indebtedness. Approximately $9,750,000 was loaned to two related entities (Coaxial DJM LLC and Coaxial DSM LLC) by the Company, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years through August 15, 2003. Thereafter, interest on the Senior Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Senior Discount Notes were allocated to the Company.

     The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. Notes Payable (continued)

(b)  (continued)

     Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. Coaxial Financing Corp. and the Company were in compliance with these covenants as of March 31, 2000.

     The ability of Coaxial Financing Corp. and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B Preferred Interest equals the distributions to be made by Coaxial to the Company to service the Senior Discount Notes.

(c) Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

     The Senior Credit Facility contains a number of covenants that, among other trestricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Series A Preferred Interest and Series B Preferred Interest that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and pro forma debt service coverage ratios. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business.


5. Commitments and Contingencies

     The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                            COAXIAL FINANCING CORP.
                                BALANCE SHEETS

                                                                     March 31, 2000               December 31, 1999
                                                                     --------------               -----------------
                                                                       (Unaudited)                     (Note 2)
ASSETS:
Cash                                                                      $1,000                        $1,000
                                                                     --------------              -----------------
Total assets                                                              $1,000                        $1,000
                                                                     ==============              =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Senior Discount Notes (to be paid by Coaxial LLC-SeeNote 3)               $    -                        $    -
                                                                     --------------              -----------------
Total liabilities                                                              -                             -


Common stock, $.01 par value; 1,000 shares authorized, 1,000
 shares issued and outstanding                                                10                            10
Additional paid-in capital                                                   990                           990
                                                                     --------------              -----------------
Total liabilities and shareholders' equity                                $1,000                        $1,000
                                                                     ==============              =================

  See accompanying notes

                            COAXIAL FINANCIAL CORP.
                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)

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

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Notes Payable

On August 21, 1998, the Company and Coaxial LLC, a related entity, issued Senior Discount Notes ("Discount Notes") due 2008. The Discount Notes have a face amount of $55,869,000 and approximately $30 million of gross proceeds were received upon issuance. Approximately $19.5 million of the gross proceeds were contributed by the sole member of Coaxial LLC to certain related entities to repay indebtedness. Approximately $9,750,000 was loaned to two related entities (Coaxial DJM LLC and Coaxial DSM LLC) by Coaxial LLC, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Discount Notes were allocated to Coaxial LLC.

The Discount Notes are non-recourse, secured by all of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial") and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC and conditionally guaranteed by Insight Communications of Central Ohio, LLC ("Insight Ohio"), a subsidiary of Coaxial.

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. The Company and Coaxial LLC were in compliance with these covenants as of March 31, 2000.

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

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                             March 31, 2000               December 31, 1999
                                                                        -----------------------      ---------------------------
                                                                            (Unaudited)                        (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $            2,442            $                 882
Subscriber receivables, less allowance for doubtful accounts
     of $323 and $383 in 2000 and 1999, respectively                                   288                              790
Other accounts receivable, less allowance for doubtful accounts
     of $139 and $175 in 2000 and 1999, respectively                                 2,737                            3,136
Prepaid expenses and other current assets                                              470                              155
                                                                        -----------------------      ---------------------------
Total current assets                                                                 5,937                            4,963

Property and equipment, net of accumulated depreciation of
     $56,188 and $53,999 in 2000 and 1999, respectively                             56,158                           51,455

Intangible assets, net of accumulated amortization of
     $7,685 and $7,600 in 2000 and 1999, respectively                                1,326                            1,408

Due from related parties                                                               101                              158
                                                                        -----------------------      ---------------------------
Total assets                                                            $           63,522            $              57,984
                                                                        =======================      ===========================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                            $               49            $                  73
Accounts payable                                                                     7,661                            4,963
Accrued interest                                                                       897                            1,519
Accrued liabilities                                                                  2,664                            5,061
Accrued programming                                                                  3,358                            1,890
                                                                        -----------------------      ---------------------------
Total current liabilities                                                           14,629                           13,506

NOTES PAYABLE:
Senior notes                                                                        34,435                           34,435
Senior credit facility                                                              20,000                           11,000
                                                                        -----------------------      ---------------------------
Total notes payable                                                                 54,435                           45,435

Capital lease obligations                                                               43                               43
Other liabilities                                                                    2,282                            2,408
Due to related parties                                                                 135                                -
                                                                        -----------------------      ---------------------------
Total liabilities                                                                   71,524                           61,392

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock--authorized 2,000 shares, 1,080 shares
    issued and outstanding in 2000 and 1999                                              1                                1
Paid-in capital                                                                     11,501                           11,501
Accumulated deficit                                                                (19,504)                         (14,910)
                                                                        -----------------------      ---------------------------
Total shareholders' deficit                                                         (8,002)                          (3,408)
                                                                        -----------------------      ---------------------------
Total liabilities and shareholders' deficit                             $           63,522            $              57,984
                                                                        =======================      ===========================

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                           Three months ended March 31.
                                                          2000                      1999
                                                      ------------------    ------------------
REVENUES                                              $           11,535    $           11,696

OPERATING EXPENSES:
Service and administrative                                         7,443                 6,681
Depreciation and amortization                                      2,273                 1,600
                                                      ------------------    ------------------
Total operating expenses                                           9,716                 8,281
                                                      ------------------    ------------------

OPERATING INCOME                                                   1,819                 3,415

OTHER INCOME                                                          29                     -

INTEREST INCOME (EXPENSE):
Interest income                                                       18                    77
Interest expense                                                  (1,182)                 (904)
                                                      ------------------    ------------------
Total interest expense, net                                       (1,164)                 (827)
                                                      ------------------    ------------------

NET INCOME                                                           684                 2,588

Shareholders' deficit, beginning of period                        (3,408)                 (660)
Capital distributions                                             (5,278)               (5,106)
                                                      ------------------    -------------------
Shareholders' deficit, end of  period                 $           (8,002)   $           (3,178)
                                                      ==================    ===================

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                               Three months ended March 31,

                                                                                2000                    1999
                                                                         -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $               684       $           2,588
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                        2,273                   1,646
Changes in operating assets and liabilities:
     Subscriber receivables                                                            502                     270
     Other accounts receivable, prepaid expenses and other
         current assets                                                                 84                     126
     Accounts payable, accrued liabilities and other                                 1,644                   3,649
     Accrued interest                                                                 (622)                   (804)
     Due to related parties                                                            192                    (631)
                                                                       -------------------       -----------------
Net cash provided by operating activities                              $             4,757       $           6,844
                                                                       -------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                     (6,892)                 (6,122)
Increase in intangible assets                                                           (3)                    (25)
                                                                       -------------------        -----------------
Net cash used in investing activities                                  $            (6,895)      $          (6,147)
                                                                       -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                        (24)                    (29)
Capital distributions                                                               (5,278)                 (5,106)
Borrowings under senior credit facility                                              9,000                       -
                                                                       -------------------       -----------------
Net cash provided by (used in) financing activities                    $             3,698       $          (5,135)
                                                                       -------------------       -----------------

NET INCREASE (DECREASE) IN CASH                                                      1,560                  (4,438)
CASH AND CASH EQUIVALENTS, beginning of period                                         882                   8,709
                                                                       -------------------       -------------------
CASH AND CASH EQUIVALENTS, end of period                               $             2,442       $           4,271
                                                                       ===================       ===================

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Insight Ohio operates in one business segment. In connection with the contribution of the Company's cable system described below, the issuance of the senior notes described in Note 4, and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC, Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior and senior discount notes described in Note 4. IHO serves as the manager of Insight Ohio.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At March 31, 2000, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4.  Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $34,435,092 and borrowings under a Senior Credit Facility of $20,000,000 at March 31, 2000 and $11,000,000 at December 31, 1999.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of
$140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  Notes Payable (continued)

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

5.  Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operations or financial position.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)

                                                                        March 31, 2000              December 31, 1999
                                                                     --------------------         ----------------------
                                                                          (Unaudited)                    (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                 $            -                $           -
Interest receivable                                                             254                          215
                                                                     --------------                -------------
Total current assets                                                            254                          215

OTHER ASSETS:
Due from related parties                                                        406                          406
Notes receivable--related parties                                               550                          550
Deferred financing fees, net of accumulated
 amortization of $746 and $627 in 2000 and 1999, respectively                 3,054                        3,173
                                                                     --------------                -------------
Total other assets                                                            4,010                        4,129
                                                                     --------------                -------------
Total assets                                                         $        4,264                $       4,344
                                                                     ==============                =============

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Interest payable                                                     $        1,378                $       4,017
                                                                     --------------                -------------
Total current liabilities                                                     1,378                        4,017

NOTES PAYABLE                                                               105,565                      105,565
                                                                     --------------                 ------------
Total liabilities                                                           106,943                      109,582
                                                                     --------------                 ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                                          (102,679)                    (105,238)
                                                                     --------------                -------------
Total liabilities and partners' deficit                              $        4,264                $       4,344
                                                                     ==============                =============

  See accompanying notes

                              PHOENIX ASSOCIATES
           STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                       Three months ended March 31,
                                                      2000                      1999
                                                ------------------        ------------------
EXPENSES                                          $             -           $             -
INTEREST EXPENSE (INCOME)
Interest income--related parties                               39                         -
Interest expense                                           (2,758)                   (2,750)
                                                -----------------         -----------------
Total interest expense, net                                (2,719)                   (2,750)
                                                -----------------         -----------------
NET LOSS                                                   (2,719)                   (2,750)

PARTNERS' DEFICIT, beginning of period                   (105,238)                 (104,993)
CAPITAL CONTRIBUTIONS                                       5,278                     5,102
                                                -----------------         -----------------
PARTNERS' DEFICIT, end of period                  $      (102,679)          $      (102,641)
                                                =================         =================

  See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                            Three months ended March 31,
                                                           2000                      1999
                                                     ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $      (2,719)            $      (2,750)
Adjustments to reconcile net loss to
     net cash used in operating activities:
Amortization of deferred financing fees                            119                       111
Changes in operating assets and liabilities:
     Interest receivable                                           (39)                        -
     Accrued interest                                           (2,639)                   (2,463)
                                                     -----------------         -----------------
Net cash used in operating activities                           (5,278)                   (5,102)
                                                     -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                            5,278                     5,102
                                                     -----------------         -----------------
Net cash provided by financing activities                        5,278                     5,102
                                                     -----------------         -----------------

NET INCREASE (DECREASE) IN CASH                                      -                         -
CASH, beginning of period                                            -                         -
                                                     -----------------         -----------------
CASH, end of period                                      $           -             $           -
                                                     =================         =================

See accompanying notes

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial equal to the payments required on
the senior and senior discount notes described in Note 4.   Coaxial will make
distributions that will enable Phoenix to fund the required payments on the senior notes.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Phoenix does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial statements.

4. Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                         March 31, 2000          December 31, 1999
                                                                      -------------------      ---------------------
                                                                          (Unaudited)                (Note 2)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $     2,442            $       882
Subscriber receivables, less allowance for doubtful accounts
     of $323 and $383 in 2000 and 1999, respectively                               288                    790
Other accounts receivable, less allowance for doubtful accounts
     of $139 and $175 in 2000 and 1999, respectively                             2,737                  3,136
Prepaid expenses and other current assets                                          470                    155
                                                                      ----------------         --------------
Total current assets                                                             5,937                  4,963

Property and equipment, net of accumulated depreciation of
     $56,188 and $53,999 in 2000 and 1999, respectively                         56,158                 51,455

Intangible assets, net of accumulated amortization of
     $7,440 and $7,395 in 2000 and 1999, respectively                              346                    388

Due from related parties                                                           101                    158

                                                                      ----------------         --------------
Total assets                                                               $    62,542            $    56,964
                                                                      ================         ==============

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                               $        49            $        73
Accounts payable                                                                 7,661                  4,963
Accrued interest                                                                   451                    212
Accrued liabilities                                                              2,664                  5,060
Series A Preferred Dividend Payable                                              1,750                  5,250
Accrued programming                                                              3,358                  1,890
                                                                      ----------------         --------------
Total current liabilities                                                       15,933                 17,448

Capital lease obligations                                                           43                     43
Other deferred credits                                                           2,282                  2,408
Due to related parties                                                             135                    --
Series A Preferred Interest                                                    140,000                140,000
Series B Preferred Interest                                                     36,683                 35,556
Senior credit facility                                                          20,000                 11,000
                                                                      ----------------         --------------
Total liabilities and preferred interests                                      215,076                206,455

Members' deficit                                                              (152,534)              (149,491)
                                                                      ----------------         --------------
Total liabilities and members' deficit                                     $    62,542            $    56,964
                                                                      ================         ==============

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                  (Unaudited)
                                (in thousands)


                                                                                       Three months ended March 31,
                                                                                        2000                      1999
                                                                           -----------------------     ---------------------

REVENUES                                                                                $   11,535                $   11,696

OPERATING EXPENSES:
Service and administrative                                                                   7,443                     6,681
Depreciation and amortization                                                                2,234                     1,599
                                                                           -----------------------     ---------------------
Total operating expenses                                                                     9,677                     8,280
                                                                           -----------------------     ---------------------

OPERATING INCOME                                                                             1,858                     3,416

Other income                                                                                    29                        --

Interest expense                                                                              (321)                       (7)
Interest income                                                                                 18                        77
                                                                           -----------------------     ---------------------
INTEREST (EXPENSE) INCOME, NET                                                                (303)                       70
                                                                           -----------------------     ---------------------

NET INCOME                                                                                   1,584                     3,486

Accrual of preferred interests                                                              (4,627)                   (4,222)
                                                                           -----------------------     ---------------------
Loss attributable to common interests                                                       (3,043)                     (736)
Members' deficit, beginning of  period                                                    (149,491)                 (144,718)
                                                                           -----------------------     ---------------------
Members' deficit, end of period                                                         $ (152,534)               $ (145,454)
                                                                           =======================     =====================


  See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                          Three months ended March 31,
                                                                                        2000                  1999
                                                                                    -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $          1,584      $         3,486
Adjustments to reconcile Net Income to
     Net Cash Provided by Operating Activities:
Depreciation and amortization                                                                   2,234                1,599
Changes in certain assets and liabilities:
     Subscriber receivables                                                                       502                  271
     Other accounts receivable, prepaid expenses and other current assets                          84                  126
     Accounts payable, accrued liabilities and other                                            1,644                3,655
     Accrued interest                                                                             239                    -
     Due to/from related parties                                                                  192                 (631)
                                                                                    -----------------      ---------------
Net cash provided by operating activities                                            $          6,479       $        8,506
                                                                                    -----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                                (6,892)              (6,122)
Increase in other intangible assets                                                                (3)                 (26)
                                                                                    -----------------      ---------------
Net cash used in investing activities                                                $         (6,895)      $       (6,148)
                                                                                    -----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                                   (24)                 (29)
Preferred interest distributions                                                               (7,000)              (6,767)
Borrowings under senior credit facility                                                         9,000                    -
                                                                                    -----------------      ---------------
Net cash provided by (used in) financing activities                                  $          1,976       $       (6,796)
                                                                                    -----------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                                 1,560               (4,438)
CASH AND CASH EQUIVALENTS, beginning of period                                                    882                6,709
                                                                                    -----------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                             $          2,442       $        2,271
                                                                                    =================      ===============

  See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas. The company operates in one business segment. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August 21, 2008 at their respective fair values. In addition, Insight Ohio is required to pay dividends on the Series A Preferred Interest and the Series B Preferred Interest, in amounts equal to the interest requirements on the Senior Notes and the Senior Discount Notes.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds were received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC, and conditionally guaranteed by Insight Ohio.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

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

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and pro forma debt service coverage ratios. As of March 31, 2000, $20,000,000 was drawn on the Senior Credit Facility.

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

 .    Coaxial LLC and Coaxial Financing Corp. have no significant assets other than the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial") owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10% of the common equity of Coaxial) to Coaxial LLC; and

 .    the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial LLC, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not intend to update these forward-looking statements.

Private Offering of Senior Discount Notes, Senior Notes and Acquisition of System by Insight Ohio

     Coaxial LLC and Coaxial Financing Corp. completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their 12 7/8% Senior Discount Notes due in 2008 (the "Senior Discount Notes") in connection with the Financing Plan discussed under "Liquidity and Capital Resources," which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. On February 16, 1999, Coaxial LLC and Coaxial Financing Corp. consummated an exchange of registered Senior Discount Notes for their privately issued Senior Discount Notes. Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC (the other two owners of Coaxial), which notes are secured by the remaining 32.5% of the common stock of Coaxial. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio. The limited liability companies that own Coaxial are referred to herein as the "Individual LLCs".

  As part of the Financing Plan, Coaxial and Phoenix Associates, an affiliated general partnership, completed a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"). On February 16, 1999, Coaxial and Phoenix consumated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are also guaranteed on a conditional basis by Insight Ohio. The conditional guarantee of the Senior Discount Notes is subordinated to the conditional guarantee of the Senior Notes. As a result of the Financing Plan, Coaxial has only nominal assets except for its ownership of 25% of the non-voting common membership interests in Insight Ohio and 100% of the voting Series A Preferred Interest and the Series B Preferred Interest of Insight Ohio (together the "Preferred Interests"). IHO, a wholly owned subsidiary of Insight Communications L.P. ("Insight") holds the remaining 75% non-voting common membership interests in Insight Ohio.

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

  Coaxial LLC and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Discount Notes. IHO serves as the manager of the System.

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

  System operating expenses consist of service and administrative expenses, home office expenses and depreciation and amortization. Service and administrative expenses include direct costs, such as fees paid to programming suppliers, expenses related to copyright fees, bad debt expense, and use fees. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Service and administrative expenses also include costs attributable to the operation of the System, including wages and salaries and other expenses related to plant operating activities, customer service operations, marketing, billing, advertising sales and video production.

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


Results of Operations
Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Revenues for the three months ended March 31, 2000 were $11.5 million compared to $11.7 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, subscribers served averaged 84,253 compared with 87,129 during the same time period in 1999. Revenues for the three months ended March 31, 2000 were 1.4% lower than the same period for the prior year despite a 3.3% decrease in customers served on average as Insight Ohio ended previous management's program of deeply discounting subscriber rates. Average revenue per customer per month for the three months ended March 31, 2000 totaled $45.64 versus $44.75 for the three months ended March 31, 1999.

  Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of March 31, 2000, there were approximately 19,300 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's digital gateway service, video on demand and high speed data access. As of March 31, 2000, Insight Ohio has realized revenues of approximately $24.00 per month per digital home. In addition, Insight has realized approximately $34.00 per month per high speed data customer in other markets where these products have been launched during the past year. A high speed data service will be launched by Insight Ohio in the second quarter of 2000.

  Service and administrative expenses increased to $7.4 million for the three months ended March 31, 2000 compared to $6.7 million for the three months ended March 31, 1999, an increase of $0.7 million or 11.4%. An increase of 28.6% in basic programming expenses from $1.8 million for the three months ended March 31, 1999 to $2.3 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with Media One expired in November 1999. Similarly, pay programming expenses increased 13.4% during the three months ended March 31, 2000 versus the three months ended March 31, 1999, to $1.1 million. The increased basic and pay programming rates accounted for approximately $.7 million or 100% of the total increase in expenses. In addition, programming costs increased due to additional channels added in rebuilt areas.

  Depreciation and amortization expense for the three months ended March 31, 2000 increased by 43.7% over the three months ended March 31, 1999 to approximately $2.3 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the three months ended March 31, 2000 totaled $1.8 million versus $3.4 million reflecting increased expenses and depreciation.

  Net interest expense for the three months ended March 31, 2000 totaled approximately $1.9 million versus approximately $1.6 million for the three months ended March 31, 1999, primarily resulting from interest on the Senior Discount Notes issued on August 21, 1998 and from increased borrowings under the Senior Credit Facility.

  A net loss of $.1 million was realized for the three months ended March 31, 2000 compared to net income of $1.9 million for the three months ended March 31, 1999 for the reasons set forth above.

Liquidity and Capital Resources

  The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $6.9 million for the three months ended March 31, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations and borrowings under the Senior Credit Facility.

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

  Cash provided by operations for the three months ended March 31, 2000 was $4.7 million compared to $7.2 million for the same period in 1999. The decrease is primarily attributable to net loss generated for the three months ended March 31, 2000 compared to net income for the three months ended March 31, 1999.

  Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $6.9 million and $6.5 million, respectively reflecting capital expenditures to upgrade the system and build plant expansions.

  Cash provided by financing activities for the three months ended March 31, 2000 was $3.7 million as capital distributions of $5.3 million were offset by $9.0 million in borrowings under the Senior Credit Facility required to support capital expenditures and changes in working capital. Cash used in financing activities for the three months ended March 31, 1999 was $5.1 million consisting primarily of capital distributions.

  In addition to cash flow from operations, Insight Ohio has a $25 million Senior Credit Facility which was fully borrowed at May 15, 2000.

  Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, IHO has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, which was amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Dated: May 15, 2000

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

Dated: May 15, 2000

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

Dated: May 15, 2000

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