Form 10-Q
period 2000-09-30
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2000-11-20
CIK 1071003, 1070242, 1071001

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               For the quarterly period ended September 30, 2000


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

Coaxial LLC                                  Not Applicable
Coaxial Financing Corp.                      Not Applicable
Insight Communications of Central Ohio, LLC  Not Applicable

================================================================================

                                          INDEX
                                                                                         Page
                                                                                         ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

 Coaxial LLC

   Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
      December 31, 1999                                                                   1

   Consolidated Statements of Operations and Changes in Member's Equity (Deficit)
      for the three months and nine months ended September 30, 2000 and 1999
      (unaudited)                                                                         2

   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999 (unaudited)                                             3

   Notes to Consolidated Financial Statements (unaudited)                                 4

 Coaxial Financing Corp.

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999              8

   Notes to Balance Sheets (unaudited)                                                    9

 Coaxial Communications of Central Ohio, Inc.

   Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
      December 31, 1999                                                                  11

   Consolidated Statements of Operations and Changes in Shareholders' Equity (Deficit)
      for the three months and nine months ended September 30, 2000 and 1999
      (unaudited)                                                                        12

   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999 (unaudited)                                            13

   Notes to Consolidated Financial Statements (unaudited)                                14

   Phoenix Associates

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999             18

   Statements of Operations and Changes in Partners' Deficit for the three months
      and nine months ended  September 30, 2000 and 1999 (unaudited)                     19

   Statements of Cash Flows for the nine months ended September 30, 2000
      and 1999 (unaudited)                                                               20

   Notes to Financial Statements (unaudited)                                             21

 Insight Communications of Central Ohio, LLC

   Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999         24

   Statements of Operations and Changes in Members' Deficit for the three
      months and nine months ended September 30, 2000 and 1999 (unaudited)           25

   Statements of Cash Flows for the nine months ended September 30, 2000
      and 1999 (unaudited)                                                           26

   Notes to Financial Statements (unaudited)                                         27

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   30

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                36

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

                                  COAXIAL LLC
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  September 30, 2000     December 31, 1999
                                                                 --------------------   ------------------
                                                                      (Unaudited)             (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $            -           $       882
Investment in equity securities                                               12,700                     -
Subscriber receivables, less allowance for doubtful accounts
     of $383 in 1999                                                               -                   790
Other accounts receivable, less allowance for doubtful accounts
     of  $175 in 1999                                                              -                 3,136
Prepaid expenses and other current assets                                          -                   155
                                                                 -------------------     -----------------

Total current assets                                                          12,700                 4,963

Investment in affiliate                                                      179,044                     -
Property and equipment, net of accumulated depreciation of
      $53,999 in  1999                                                             -                51,455
Intangible assets, net of accumulated amortization of
     $538 and $7,738 in 2000 and 1999, respectively                            2,088                 2,670
Note receivable Coaxial DJM LLC                                                6,750                 6,750
Note receivable Coaxial DSM LLC                                                3,000                 3,000
Due from related parties                                                       2,998                 2,023
                                                                 -------------------     -----------------

Total assets                                                          $      206,580           $    70,861
                                                                 ===================     =================

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations                          $            -           $        74
Accounts payable                                                                   -                 4,963
Accrued interest                                                                 446                 1,519
Accrued liabilities                                                                -                 5,061
Accrued programming                                                                -                 1,890
                                                                 -------------------     -----------------
Total current liabilities                                                        446                13,507

NOTES PAYABLE:
Senior discount notes                                                         39,044                35,556
Senior notes                                                                  34,435                34,435
Senior credit facility                                                             -                11,000
                                                                 -------------------     -----------------
Total notes payable                                                           73,479                80,991

Capital lease obligations                                                          -                    43
Other deferred credits                                                             -                 2,408
                                                                 -------------------     -----------------

Total liabilities                                                             73,925                96,949

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY (DEFICIT)                                                    132,655               (26,088)
                                                                 -------------------     -----------------
Total liabilities and  member's equity (deficit)                      $      206,580           $    70,861
                                                                 ===================     =================

  See accompanying notes

                                  COAXIAL LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY (DEFICIT)
                                  (Unaudited)
                                (in thousands)

                                                              Three months ended September 30,   Nine months ended September 30,
                                                                   2000             1999             2000            1999
                                                           -----------------  ----------------   ---------------  -------------
REVENUES                                                         $    4,150         $   11,802       $   28,096      $   35,195

OPERATING EXPENSES:
Programming and other operating costs                                 1,622              4,095           10,955          11,898
Selling, general and administrative                                     991              3,187            6,476           8,625
Depreciation and amortization                                           995              1,846            6,018           5,093
                                                           -----------------  ----------------   ---------------  -------------
Total operating expenses                                              3,608              9,128           23,449          25,616
                                                           -----------------  ----------------   ---------------  -------------

OPERATING INCOME                                                        542              2,674            4,647           9,579

OTHER INCOME (EXPENSE):
Gain on sale of common equity interest                              164,360                  -          164,360               -
Other income (expense)                                                   (9)                 5               31              84
                                                           -----------------  ----------------   ---------------  -------------
                                                                    164,351                  5          164,391              84
                                                           -----------------  ----------------   ---------------  -------------
INTEREST INCOME (EXPENSE):
Interest income--related parties                                        390                371            1,134           1,128
Interest income                                                           6                  -               50               -
Interest expense                                                     (2,259)            (2,052)          (7,018)         (5,978)
                                                           -----------------  ----------------   ---------------  -------------
Total interest expense, net                                          (1,863)            (1,681)          (5,834)         (4,850)
                                                           -----------------  ----------------   ---------------  -------------

NET INCOME                                                          163,030                998          163,204           4,813

Member's deficit, beginning of period                               (26,192)           (22,233)         (26,088)        (20,701)
Member contributions                                                  1,395                  -            6,395             279
Member distributions                                                 (7,878)            (5,278)         (13,156)        (10,904)
Unrealized gain on equity securities                                  2,300                  -            2,300               -
                                                           -----------------  ----------------   ---------------  -------------
Member's equity (deficit), end of period                         $  132,655         $  (26,513)      $  132,655      $  (26,513)
                                                           =================  ================   ===============  =============

See accompanying notes

                                  COAXIAL LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                      Nine months ended September 30,
                                                                                     2000                        1999
                                                                                -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $           163,204    $           4,813
Adjustments to reconcile net income to
  net cash provided by operating activities:
Gain on sale of common equity interest                                                     (164,360)                   -
Depreciation and amortization                                                                 6,018                5,286
Accretion of original issue discount on senior discount notes                                 3,488                3,055
Provision for losses on trade accounts receivable                                               367                  664
Changes in certain assets and liabilities:
     Subscriber receivables                                                                    (516)                (389)
     Other accounts receivable, prepaid expenses and other
             current assets                                                                     113               (1,197)
     Accounts payable and accrued liabilities                                                   489                1,075
     Accrued interest                                                                          (748)                (678)
     Due to related parties                                                                    (831)                (908)
                                                                                -------------------    -----------------
Net cash provided by operating activities                                       $             7,224    $          11,721
                                                                                -------------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                             (19,943)             (16,009)
Decrease in cash upon sale of common equity interest                                         (3,604)                   -
Increase in other intangible assets                                                              (3)                 (19)
                                                                                -------------------    -----------------
Net cash used in investing activities                                           $           (23,550)   $         (16,028)
                                                                                -------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations                                                             -                  (96)
Capital distributions                                                                       (10,556)             (10,904)
Capital contributions                                                                        12,000                  279
Payment of deferred financing fees                                                                -                 (339)
Borrowings under senior credit facility                                                      14,000               11,000
                                                                                -------------------    -----------------
Net cash provided by (used in) financing activities                             $            15,444    $            (60)
                                                                                -------------------    -----------------


NET DECREASE IN CASH                                                                           (882)              (4,367)
CASH AND CASH EQUIVALENTS, beginning of period                                                  882                8,709
                                                                                -------------------    -----------------
CASH AND CASH EQUIVALENTS, end of period                                        $                 -    $           4,342
                                                                                ===================    =================

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

Coaxial, an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system ("the System") described below, the issuance of the senior notes and the senior discount notes described in Note 6, during 1998 the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies. Accordingly, Coaxial is a subsidiary of the Company.

Other related entities owned by or affiliated with the majority shareholder of the Company include Coaxial DJM LLC, Coaxial DSM LLC (collectively with the Company, the "Coaxial Entities"), Coaxial Financing Corp., Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and IHO owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (Note 5).

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this transaction, Coaxial recorded a gain on the sale of its common equity interest of approximately $164.4 million which is equal to the difference between the value of the shares of ICCI common stock and cash received ($13.0 million) as compared to Coaxial's investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 3, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the senior notes and the senior discount notes (Note 6) remains in place. If at any time the senior notes or the senior discount notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.

The Company and Coaxial Financing Corp. are co-issuers of the senior discount notes described in Note 6. Coaxial and Phoenix are co-issuers of the senior notes described in Note 6. The ability of Coaxial Financing Corp., the Company, Coaxial, and Phoenix to make scheduled payments with respect to the senior discount notes and senior notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest and Series B preferred equity interest to Coaxial are designed to provide the cash flow necessary to service the debt service requirements on the senior discount notes and senior notes.

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and Coaxial for the three months and nine months ended September 30, 2000 and 1999 and Insight Ohio through August 8, 2000 and for the three months and nine months ended September 30, 1999. As a result of the August 8, 2000 sale of its common equity interest and change in voting interest (Note 1), Coaxial and the Company no longer consolidate the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. Since Coaxial had a shareholders' deficiency and Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio for the period prior to August 8, 2000.

Investment in Equity Securities

Equity securities consists of 800,000 shares of common stock of ICCI (Note 1). These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of member's equity.

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

4. Comprehensive Income

For the three months ended September 30, 2000, total comprehensive income was $165.3 million (net income of $163.0 million plus an unrealized gain of $2.3 million). For the nine months ended September 30, 2000, total comprehensive income was $165.5 million (net income of $163.2 million plus an unrealized gain of $2.3 million). For the three months and nine months ended September 30, 1999, there were no items of other comprehensive income.

5. Investment in Affiliate

In connection with the Contribution Agreement discussed in Note 1, Insight Ohio issued to Coaxial a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest (the "Preferred Interests"). These voting Preferred Interests provide for distributions to Coaxial and indirectly to Phoenix and the Company in amounts equal to the payments required on the senior notes and the senior discount notes (Note 6). During the three

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5. Preferred Interest Investment (Continued)

months and nine months ended September 30, 2000, Insight Ohio distributed $7.0 million and $14.0 million, respectively, to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.6 million, respectively to Phoenix. During the three months and nine months ended September 30, 1999, Insight Ohio distributed $7.0 million and $13.8 million, respectively to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.4 million to Phoenix. These distributions were used by Coaxial and Phoenix to make semi-annual interest payments on the senior notes.

The preferred interest investment balance at September 30, 2000 includes the accretion of the discount on the senior discount notes. As interest payments on the senior discount notes do not commence until 2003, there have been no distributions on the Series B preferred equity interest.

6. Notes Payable

Notes payable at September 30, 2000 and December 31, 1999 consisted of:

                                          September 30, 2000           December 31, 1999
                                      -------------------------    ------------------------

Senior Notes(a)                                     $34,435,000                 $34,435,000
Senior Discount Notes(b)                             39,044,000                  35,556,000
Senior Credit Facility                                        -                  11,000,000
                                      -------------------------    ------------------------
     Total notes payable                            $73,479,000                 $80,991,000
                                      =========================    ========================


     (a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A preferred interest in Insight Ohio (Note 5) and conditionally guaranteed by Insight Ohio. The Series A preferred interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A preferred interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A preferred interest or Series B preferred interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

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

                                  COAXIAL LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. Notes Payable (continued)

     The Senior Discount Notes are non-recourse, secured by all of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to the Company and conditionally guaranteed by Insight Ohio.

     Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. Coaxial Financing Corp. and the Company were in compliance with these covenants as of September 30, 2000.

     The ability of Coaxial Financing Corp. and the Company to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series B preferred interest (Note 5) equal the distributions to be made by Coaxial to the Company to service the Senior Discount Notes.

7. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

8. Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                            COAXIAL FINANCING CORP.
                                BALANCE SHEETS


                                                                    September 30, 2000           December 31, 1999
                                                                 -----------------------    -------------------------
                                                                       (Unaudited)                    (Note 2)
ASSETS:
Cash                                                             $                 1,000    $                   1,000
                                                                 -----------------------    -------------------------
Total assets                                                     $                 1,000    $                   1,000
                                                                 =======================    =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Senior Discount Notes (to be paid by Coaxial LLC - See Note 3)   $                     -    $                       -
                                                                 -----------------------    -------------------------

Common stock, $.01 par value; 1,000 shares authorized, 1,000
 shares issued and outstanding                                                        10                           10
Additional paid-in capital                                                           990                          990
                                                                 -----------------------    -------------------------
Total liabilities and shareholders' equity                       $                 1,000    $                   1,000
                                                                 =======================    =========================

  See accompanying notes

                            COAXIAL FINANCING CORP.
                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)

1. Nature of Business

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998 for the sole purpose of being a co-issuer of the senior discount notes described in Note 3, which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

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

3. Notes Payable

On August 21, 1998, the Company and Coaxial LLC, a related entity, issued Senior Discount Notes ("Discount Notes") due 2008. The Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds were received upon issuance. Approximately $19,500,000 of the gross proceeds were contributed by the sole member of Coaxial LLC to certain related entities to repay indebtedness. Approximately $9,750,000 was loaned to two related entities (Coaxial DJM LLC and Coaxial DSM LLC) by Coaxial LLC, which then contributed that amount to certain other related entities to repay indebtedness. The debt discount of $25,869,000 is being amortized over five years (until August 15, 2003). Thereafter, interest on the Discount Notes accrues at 12 7/8% and is payable semi-annually. All of the Discount Notes were allocated to Coaxial LLC.

The Discount Notes are non-recourse, secured by all of the common stock of Coaxial Communications of Central Ohio, Inc. ("Coaxial") and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC and conditionally guaranteed by Insight Communications of Central Ohio, LLC ("Insight Ohio"), an affiliate of Coaxial.

Among other covenants, the borrowers must comply with restrictive covenants relating to incurrence of additional debt, payment of dividends and distributions, and the transfer or sale of assets. The Company and Coaxial LLC were in compliance with these covenants as of September 30, 2000.

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

                            COAXIAL FINANCING CORP.
                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)

5.  Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight Ohio's parent company, Insight Communications Company, L.P. ("Insight L.P.") entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight L.P. and AT&T Broadband, entered into definitive agreements with Insight L.P. and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight L.P.'s wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight L.P. will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and AT&T Broadband, and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                       September 30, 2000    December 31, 1999
                                                                                   ----------------------    ------------------
                                                                                          (Unaudited)             (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                              $                -        $          882
Investment in equity securities                                                                    12,700                     -
Subscriber receivables, less allowance for doubtful accounts
     of $383 in 1999                                                                                    -                   790
Other accounts receivable, less allowance for doubtful accounts
     of $175 in 1999                                                                                    -                 3,136
Prepaid expenses and other current assets                                                               -                   155
                                                                                   ----------------------    ------------------
Total current assets                                                                               12,700                 4,963

Investment in affiliate                                                                           179,044                     -
Property and equipment, net of accumulated depreciation of
     $53,999 in 1999                                                                                    -                51,455
Intangible assets, net of accumulated amortization of
     $322 and $7,600 in 2000 and 1999, respectively                                                   904                 1,408
Due from related parties                                                                                -                   158
                                                                                   ----------------------    ------------------
Total assets                                                                           $          192,648        $       57,984
                                                                                   ======================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations                                           $                -        $           73
Accounts payable                                                                                        -                 4,963
Accrued interest                                                                                      446                 1,519
Accrued liabilities                                                                                     -                 5,061
Accrued programming                                                                                     -                 1,890
                                                                                   ----------------------    ------------------
Total current liabilities                                                                             446                13,506

NOTES PAYABLE:
Senior notes                                                                                       34,435                34,435
Senior credit facility                                                                                  -                11,000
                                                                                   ----------------------    ------------------
Total notes payable                                                                                34,435                45,435

Capital lease obligations                                                                               -                    43
Other deferred credits                                                                                  -                 2,408
                                                                                   ----------------------    ------------------
Total liabilities                                                                                  34,881                61,392

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock--authorized 2,000 shares, 1,080 shares
    issued and outstanding in 2000 and 1999                                                             1                     1
Paid-in capital                                                                                    11,501                11,501
Retained earnings (accumulated deficit)                                                           143,965               (14,910)
Accumulated other comprehensive income                                                              2,300                     -
                                                                                   ----------------------    ------------------
Total shareholders' equity (deficit)                                                              157,767                (3,408)
                                                                                   ----------------------    ------------------
Total liabilities and shareholders' equity (deficit)                                   $          192,648        $       57,984
                                                                                   ======================    ==================

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES
                       IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                (in thousands)

                                                    Three months ended September 30,      Nine months ended September 30,
                                                            2000              1999               2000            1999
                                                    ------------------  ---------------   ----------------  -------------
REVENUES                                                  $  4,150           $11,802           $ 28,096          $ 35,195

OPERATING EXPENSES:
Programming and other operating costs                        1,622             4,095             10,955            11,898
Selling, general and administrative                            991             3,187              6,476             8,625
Depreciation and amortization                                  969             1,846              5,940             5,093
                                                    ------------------  ---------------   ----------------  -------------
Total operating expenses                                     3,582             9,128             23,371            25,616
                                                    ------------------  ---------------   ----------------  -------------

OPERATING INCOME                                               568             2,674              4,725             9,579

OTHER INCOME (EXPENSE):
Gain on sale of common equity interest                     164,360                 -            164,360                 -
Other income (expense)                                          (9)                5                 31                84
                                                    ------------------  ---------------   ----------------  -------------
                                                           164,351                 5            164,391                84
                                                    ------------------  ---------------   ----------------  -------------
INTEREST INCOME (EXPENSE):
Interest income                                                  6                23                 50               109
Interest expense                                            (1,060)           (1,035)            (3,530)           (2,844)
                                                    ------------------  ---------------   ----------------  -------------
Total interest expense, net                                 (1,054)           (1,012)            (3,480)           (2,735)
                                                    ------------------  ---------------   ----------------  -------------

NET INCOME                                                 163,865             1,667            165,636             6,928

Shareholders' deficit, beginning of period                  (1,915)             (946)            (3,408)             (660)
Capital contributions                                        1,395                 -              6,395                 -
Capital distributions                                       (7,878)           (5,278)           (13,156)          (10,825)
Unrealized gain on equity securities                         2,300                 -              2,300                 -
                                                    ------------------  ---------------   ----------------  -------------
Shareholders' equity (deficit), end of period             $157,767           $(4,557)          $157,767          $ (4,557)
                                                    ==================  ===============   ================  =============

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                         Nine months ended September 30,
                                                                                      2000                            1999
                                                                              -------------------              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $           165,636              $            6,928
Adjustments to reconcile net income to
   net cash provided by operating activities:
Gain on sale of common equity interest                                                   (164,360)                              -
Depreciation and amortization                                                               5,940                           5,207
Provision for losses on trade accounts receivable                                             367                             664
Changes in operating assets and liabilities:
   Subscriber receivables                                                                    (516)                           (389)
   Other accounts receivable, prepaid expenses and other
       current assets                                                                         113                          (1,197)
   Accounts payable and accrued liabilities                                                   490                           1,076
   Accrued interest                                                                          (748)                           (678)
   Due to related parties                                                                     302                             110
                                                                              -------------------              ------------------
Net cash provided by operating activities                                     $             7,224              $           11,721
                                                                              -------------------              ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                           (19,943)                        (16,009)
Decrease in cash upon sale of common equity interest                                       (3,604)                              -
Increase in other intangible assets                                                            (3)                           (158)
                                                                              -------------------              ------------------
Net cash used in investing activities                                         $           (23,550)             $          (16,167)
                                                                              -------------------              ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                                 -                             (96)
Capital distributions                                                                     (10,556)                        (10,825)
Capital contributions                                                                      12,000                               -
Borrowings under senior credit facility                                                    14,000                          11,000
                                                                              -------------------              ------------------
Net cash provided by financing activities                                     $            15,444              $               79
                                                                              -------------------              ------------------

NET DECREASE IN CASH                                                                         (882)                         (4,367)
CASH AND CASH EQUIVALENTS, beginning of period                                                882                           8,709
                                                                              -------------------              ------------------
CASH AND CASH EQUIVALENTS, end of period                                      $                 -              $            4,342
                                                                              ===================              ==================

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system ("the System") described below, the issuance of the senior notes described in Note 6, and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and IHO owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (Note 5).

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this transaction, Coaxial recorded a gain on the sale of its common equity interest of approximately $164.4 million which is equal to the difference between the value of the shares of ICCI common stock and cash received ($13.0 million) as compared to Coaxial's investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 3, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the senior notes and the senior discount notes (Note 6) remains in place. If at any time the senior notes or the senior discount notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio through August 8, 2000, the accompanying financial statements include the accounts of Insight Ohio through such date. All intercompany balances have been eliminated in consolidation. Since Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio for the period prior to August 8, 2000.

As a result of the sale of its common equity interest and change in voting interest (Note 1), Coaxial no longer consolidates the accounts of Insight Ohio subsequent to August 8, 2000.

Investment in Equity Securities

Equity securities consists of 800,000 shares of common stock of ICCI Note 1). These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4. Comprehensive Income

For the three months ended September 30, 2000, total comprehensive income was $166.2 million (net income of $163.9 million plus an unrealized gain of $2.3 million). For the nine months ended September 30, 2000, total comprehensive income was $167.9 million (net income of $165.6 million plus an unrealized gain of $2.3 million). For the three months and nine months ended September 30, 1999, there were no items of other comprehensive income.

5. Investment In Affiliate

In connection with the Contribution Agreement discussed in Note 1, Insight Ohio issued to Coaxial a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest (the "Preferred Interests"). These voting Preferred Interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior notes and the senior discount notes (Note 6). During the three months and nine months ended September 30, 2000, Insight Ohio distributed $7.0 million and $14.0 million, respectively, to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.6 million, respectively to Phoenix. During the three months and nine months ended September 30, 1999, Insight Ohio distributed $7.0 million and $13.8 million, respectively to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.4 million to Phoenix. These distributions were used by Coaxial and Phoenix to make semi-annual interest payments on the senior notes.

The preferred interest investment balance at September 30, 2000 includes the accretion of the discount on the senior discount notes. As interest payments on the senior discount notes do not commence until 2003, there have been no distributions on the Series B preferred equity interest.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. Notes Payable

Notes payable at September 30, 2000 and December 31, 1999 consisted of senior notes with an outstanding principal balance of $34,435,000 and borrowings under Insight Ohio's senior credit facility of $11,000,000 at December 31, 1999.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A preferred interest in Insight Ohio (Note 5) and conditionally guaranteed by Insight Ohio. The Series A preferred interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A preferred interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A preferred interest or Series B preferred interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

7. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

8. Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8. Recent Developments (Continued)

consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)

                                                                 September 30, 2000           December 31, 1999
                                                                 ------------------           -----------------
                                                                    (Unaudited)                    (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                             $                -           $                  -
Interest receivable                                                             332                            215
                                                                 ------------------           --------------------
Total current assets                                                            332                            215

OTHER ASSETS:
Due from related parties                                                        406                            406
Notes receivable--related parties                                               550                            550
Deferred financing fees, net of accumulated amortization
   of $984 and $627 in 2000 and 1999, respectively                            2,816                          3,173
                                                                 ------------------           --------------------
Total other assets                                                            3,772                          4,129
                                                                 ------------------           --------------------
Total assets                                                     $            4,104           $              4,344
                                                                 ==================           ====================

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Interest payable                                                 $            1,378           $              4,017
                                                                 ------------------           --------------------
Total current liabilities                                                     1,378                          4,017

NOTES PAYABLE                                                               105,565                        105,565
                                                                 ------------------           --------------------
Total liabilities                                                           106,943                        109,582
                                                                 ------------------           --------------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                                          (102,839)                      (105,238)
                                                                 ------------------           --------------------
Total liabilities and partners' deficit                          $            4,104           $              4,344
                                                                 ==================           ====================

   See accompanying notes

                              PHOENIX ASSOCIATES
           STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                (in thousands)


                                                             Three months ended September 30,    Nine months ended September 30,
                                                                 2000              1999                2000             1999
                                                          ----------------   -----------------  ----------------  ------------
EXPENSES                                                    $           -      $          -          $      -           $      -
INTEREST INCOME (EXPENSE):
Interest income--related parties                                       39                 -               117                  -
Interest expense                                                   (2,758)           (2,757)           (8,274)            (8,266)
                                                          ---------------    --------------    --------------    ---------------
Total interest expense, net                                        (2,719)           (2,757)           (8,157)            (8,266)
                                                          ---------------    --------------    --------------    ---------------
NET LOSS                                                           (2,719)           (2,757)           (8,157)            (8,266)

PARTNERS' DEFICIT, beginning of period                           (105,398)         (105,159)         (105,238)          (104,993)
CAPITAL CONTRIBUTIONS                                               5,278             5,278            10,556             10,621
                                                          ---------------    --------------     -------------    ---------------
PARTNERS' DEFICIT, end of period                            $    (102,839)     $   (102,638)        $(102,839)         $(102,638)
                                                          ===============    ==============     =============    ===============

See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                 Nine months ended September 30,
                                                                              2000                          1999
                                                                      ---------------------         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (8,157)                     $ (8,266)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
Amortization of deferred financing fees                                                 357                           349
Changes in operating assets and liabilities:
     Interest receivable                                                               (117)                            -
     Accrued interest                                                                (2,639)                       (2,463)
                                                                      ---------------------         ---------------------
Net cash used in operating activities                                              $(10,556)                     $(10,380)
                                                                      ---------------------         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                                10,556                        10,621
Change in other intangibles                                                               -                          (241)
                                                                      ---------------------         ---------------------
Net cash provided by financing activities                                          $ 10,556                      $ 10,380
                                                                      ---------------------         ---------------------

NET INCREASE (DECREASE) IN CASH                                                           -                             -
CASH, beginning of period                                                                 -                             -
                                                                      ---------------------         ---------------------
CASH, end of period                                                                $      -                      $      -
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

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC (the "Coaxial Entities"), Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution Agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and IHO owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior notes and
senior discount notes described in Note 4.   Coaxial will make distributions
that will enable Phoenix to fund the required payments on the senior notes.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the senior notes and the senior discount notes (Note 4) remains in place. If at any time the senior notes or the senior discount notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.


2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

4.  Notes Payable

Notes payable at September 30, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

On August 21, 1998, Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Phoenix is a co-issuer and joint and several obligor of the debt, along with Coaxial.

5.  Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                                September 30, 2000               December 31, 1999
                                                                              ----------------------             -----------------
                                                                                   (Unaudited)                         (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $                5,591             $              882
Subscriber receivables, less allowance for doubtful accounts
     of $186 and $383 in 2000 and 1999, respectively                                           1,180                            790
Other accounts receivable, less allowance for doubtful accounts
     of $80 and $175 in 2000 and 1999, respectively                                            3,003                          3,136
Prepaid expenses and other current assets                                                        273                            155
                                                                              ----------------------             ------------------
Total current assets                                                                          10,047                          4,963

Property and equipment, net of accumulated depreciation of
     $61,621 and $53,999 in 2000 and 1999, respectively                                       71,684                         51,455
Intangible assets, net of accumulated amortization of
     $7,529 and $7,395 in 2000 and 1999, respectively                                            301                            388
Due from related parties                                                                          28                            158
                                                                              ----------------------             ------------------
Total assets                                                                  $               82,060             $           56,964
                                                                              ======================             ==================

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                  $                   20             $               73
Accounts payable                                                                               6,048                          4,963
Accrued interest                                                                                 453                            212
Accrued liabilities                                                                            2,148                          5,060
Series A Preferred Dividend Payable                                                            1,750                          5,250
Accrued programming                                                                            3,993                          1,890
                                                                              ----------------------             ------------------
Total current liabilities                                                                     14,412                         17,448

Capital lease obligations                                                                         43                             43
Other deferred credits                                                                         2,096                          2,408
Due to related parties                                                                           815                              -
Series A Preferred Interest                                                                  140,000                        140,000
Series B Preferred Interest                                                                   39,044                         35,556
Senior credit facility                                                                        25,000                         11,000
                                                                              ----------------------             ------------------
Total liabilities and preferred interests                                                    221,410                        206,455

Members' deficit                                                                            (139,350)                      (149,491)
                                                                              ----------------------             ------------------
Total liabilities and members' deficit                                        $               82,060             $           56,964
                                                                              ======================             ==================

see accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                           Three  months ended September 30,   Nine months ended September 30,
                                              2000               1999              2000            1999
                                            ---------          ---------         ---------       ---------

REVENUES                                    $  12,435          $  11,802         $  36,381       $  35,195

OPERATING EXPENSES:
Programming and other operating costs           4,864              4,095            14,197          11,898
Selling, general and administrative             2,939              3,187             8,424           8,625
Depreciation and amortization                   2,863              1,846             7,756           5,093
                                            ---------          ---------         ---------       ---------
Total operating expenses                       10,666              9,128            30,377          25,616
                                            ---------          ---------         ---------       ---------

OPERATING INCOME                                1,769              2,674             6,004           9,579

OTHER INCOME (EXPENSE)                             (5)                 5                35              84

INTEREST INCOME (EXPENSE):
Interest expense                                 (633)              (135)           (1,381)           (147)
Interest income                                    27                 23                71             109
                                            ---------          ---------         ---------       ---------
Total interest expense, net                      (606)              (112)           (1,310)            (38)
                                            ---------          ---------         ---------       ---------

NET INCOME                                      1,158              2,567             4,729           9,625

Accrual of preferred interests                 (4,699)            (4,571)          (13,988)        (13,292)
                                            ---------          ---------         ---------       ---------
Loss attributable to common interests          (3,541)            (2,004)           (9,259)         (3,667)
Members' deficit, beginning of  period       (150,209)          (146,901)         (149,491)       (144,718)
Capital contributions                          14,400                  -            19,400               -
Capital distributions                               -                  -                 -            (520)
                                            ---------          ---------         ---------       ---------
Members' deficit, end of period             $(139,350)         $(148,905)        $(139,350)      $(148,905)
                                            =========          =========         =========       =========

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        Nine months ended September 30,
                                                                              2000              1999
                                                                            ---------         ---------

Net income                                                                  $   4,729         $   9,625
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                                   7,756             5,093
Provision for losses on trade accounts receivable                                 588               664
Changes in certain assets and liabilities:
  Subscriber receivables                                                         (978)             (389)
  Other accounts receivable, prepaid expenses and other current assets             15            (1,197)
  Accounts payable and accrued liabilities                                        (36)            1,075
  Accrued interest                                                                241               126
  Due to related parties                                                          945               111
                                                                            ---------         ---------
Net cash provided by operating activities                                   $  13,260         $  15,108
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                               (27,851)          (16,009)
Increase in other intangible assets                                               (47)              (79)
                                                                            ---------         ---------
Net cash used in investing activities                                       $ (27,898)        $ (16,088)
                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions                                                               -              (520)
Capital contributions                                                          19,400                 -
Principal payments on capital lease obligations                                   (53)              (96)
Preferred interest distributions                                              (14,000)          (13,771)
Borrowings under senior credit facility                                        14,000            11,000
                                                                            ---------         ---------
Net cash  provided by (used in)  financing activities                       $  19,347         $ (3,387)
                                                                            ---------         ---------

NET INCREASE  (DECREASE) IN CASH                                                4,709            (4,367)
CASH AND CASH EQUIVALENTS, beginning of period                                    882             6,709
                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                    $   5,591         $   2,342
                                                                            =========         =========

 See accompanying notes

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. The Company was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly-owned subsidiary of Insight Communications Company, L.P. ("Insight L.P.") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds was received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC, and conditionally guaranteed by Insight Ohio. The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series B Preferred Interest will be used to pay dividends to Coaxial LLC, which dividends will be used to pay interest and principal on the Senior Discount Notes and the distributions from the Series A Preferred Interest are used to pay interest and principal on the Senior Notes. Distributions by Insight Ohio are subject to certain financial covenants and other conditions set forth in its Senior Credit Facility

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight L.P's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"), and vest in the common equity of interests of Insight Ohio 70% of its total voting power and in the Preferred Interests 30% of its total voting power.

As a result of this transaction, Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of 800,000 shares of ICCI's common stock issued on August 8, 2000.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


2. Basis of Presentation (Continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4. Credit Facility

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the Company's cable plant and for the introduction of new services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and proforma debt service coverage ratios. As of September 30, 2000, $25 million was borrowed under the Senior Credit Facility.

5.  Commitments and Contingencies

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

6.  Recent  Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight L.P. entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  Recent  Developments (continued)

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight L.P. and AT&T Broadband, entered into definitive agreements with Insight L.P. and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight L.P.'s wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight LP. will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and AT&T Broadband, and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

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

     The following discussion relates to the operations of Insight Ohio for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000 (see "Recent Developments" below) and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are included in the consolidated financial statements of Coaxial LLC. The historical operating results of Coaxial LLC reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC appear elsewhere in this report under the heading "Coaxial LLC."

Recent Developments

Purchase of Coaxial Common Interest

     On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power.

     Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.

Telephony Agreements

     On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

     On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

     Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

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

     System operating expenses consist of programming and other operating costs, selling, general and administrative expenses, home office expenses and depreciation and amortization. Programming and other operating costs include direct costs, such as fees paid to programming suppliers, and costs attributable to the operation of the System, including wages, salaries and other costs related to plant operating activities. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Selling, general and administrative expenses include customer service operations, marketing, billing, expenses related to copyright fees and bad debt expense.

     The System relies on Insight for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Notes and the Senior Discount Notes, Insight is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in selling, general and administrative expenses.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues for the three months ended September 30, 2000 were $12.4 million compared to $11.8 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, customers served averaged 84,469 compared with 84,989 during the same time period in 1999. Revenues for the three months ended September 30, 2000 were 5.4% higher than the same period for the prior year due primarily to revenues generated from new product launches, including digital services and high speed data services, partially offset by a decrease in analog pay-per-view revenues.

     Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of September 30, 2000, there were approximately 35,100 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's interactive digital service (which includes video on demand) and high speed data access. As of September 30, 2000, there were approximately 9,700 digital customers representing 28.0% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the quarter was approximately $509,000, including approximately $179,000 for video on demand service. High speed data services were launched during the second quarter of 2000. As of September 30, 2000, there were approximately 2,900 cable modem customers, a penetration of 4.0% (modem customers as a percentage of homes passed with access to high speed data services). Revenues from high speed data services were approximately $312,000 for the quarter ended September 30, 2000.

     Average revenue per customer per month for the three months ended September 30, 2000 totaled $49.07 compared to $46.29 for the three months ended September 30, 1999, primarily as a result of the revenue increases noted above. Despite a 0.6% decrease in average customers served, the average monthly revenue per basic customer increased approximately 1.8% primarily as a result of the increase in the rate for classic service in connection with the System's rebuild.

     Programming and other operating costs increased to $4.9 million for the three months ended September 30, 2000 as compared to $4.1 million for the three months ended September 30, 1999, an increase of approximately $800,000 or 18.8%. An increase of 18.8% in basic programming expenses from $1.9 million for the three months ended September 30, 1999 to $2.2 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with MediaOne expired in November 1999. Similarly, pay programming expenses increased 17.5% during the three months ended September 30, 2000 versus the same period of the prior year, to $1.2 million. Basic and pay programming expenses also increased due to additional channels added in rebuilt areas. The increased basic and pay programming expense accounted for approximately $528,000 or 68.7% of the total increase in programming and other operating costs.

     Selling, general and administrative expenses decreased to $2.9 million for the three months ended September 30, 2000 as compared to $3.2 million for the same period in the prior year, a decrease of approximately $300,000. The decrease was primarily attributable to a decrease in marketing costs of approximately $175,000.

     Depreciation and amortization expense for the three months ended September 30, 2000 increased 55.0% over the three months ended September 30, 1999 to approximately $2.9 million reflecting additional capital expenditures resulting from upgrades to the System's network.

     Operating income for the three months ended September 30, 2000 totaled $1.8 million compared to $2.7 million for the three months ended September 30, 1999 reflecting increased expenses and depreciation, partially offset by increased revenues.

     Net interest expense for the three months ended September 30, 2000 totaled approximately $606,000 compared to approximately $112,000 for the three months ended September 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

     Net income of $1.2 million was realized for the three months ended September 30, 2000 compared to net income of $2.6 million for the three months ended September 30, 1999 for the reasons set forth above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues for the nine months ended September 30, 2000 were $36.4 million compared to $35.2 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, customers served averaged 84,480 compared with 86,123 during the same time period in 1999. Revenues for the nine months ended September 30, 2000 were 3.4% higher than the same period for the prior year where revenue from new product launches, increased advertising and pay revenues more than offset decreases in basic, pay per view and other revenues. Digital revenue for the nine months ended September 30, 2000 was approximately $959,000, including approximately $361,000 for video on demand service. High speed data revenue was approximately $408,000 for the nine months ended September 30, 2000 and advertising and pay revenue increased by approximately $439,000 and $309,000 as compared to the nine months ended September 30, 1999. Analog pay-per-view and other revenues decreased approximately $347,000 and $202,000 during the nine months ended September 30, 2000 as compared to the same period in the prior year.

     Average revenue per customer per month for the nine months ended September 30, 2000 totaled $47.85 compared to $45.41 for the nine months ended September 30, 1999, primarily as a result of the revenue increases noted above. Despite a 1.9% decrease in average customers served, the average monthly revenue per basic customer increased 1.4% primarily as a result of the increase in the rate for classic service in connection with the System's rebuild.

     Programming and other operating costs increased to $14.2 million for the nine months ended September 30, 2000 as compared to $11.9 million for the nine months ended September 30, 1999, an increase of approximately $2.3 million or 19.3%. An increase of 23.1% in basic programming expenses from $5.4 million for the nine months ended September 30, 1999 to $6.6 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with MediaOne expired in November 1999. Similarly, pay programming expenses increased 22.6% during the nine months ended September 30, 2000 versus the same period of the prior year, to $3.6 million. Basic and pay programming expenses also increased due to additional channels added in rebuilt areas. The increased basic and pay programming expense accounted for approximately $1.9 million or 82.6% of the total increase in programming and other operating costs.

     Selling, general and administrative expenses decreased to $8.4 million for the nine months ended September 30, 2000 as compared to $8.6 million for the same period in the prior year, a decrease of approximately $200,000.

     Depreciation and amortization expense for the nine months ended September 30, 2000 increased by 52.3% over the nine months ended September 30, 1999 to approximately $7.8 million reflecting additional capital expenditures resulting from upgrades to the System's network.

     Operating income for the nine months ended September 30, 2000 totaled $6.0 million compared to $9.6 million reflecting increased expenses and depreciation, partially offset by increased revenues.

     Net interest expense for the nine months ended September 30, 2000 totaled approximately $1.3 million compared to approximately $38,000 for the nine months ended September 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

     Net income of $4.7 million was realized for the nine months ended September 30, 2000 compared to net income of $9.6 million for the nine months ended September 30, 1999 for the reasons set forth above.

Liquidity and Capital Resources

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $27.9 million for the nine months ended September 30, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations, borrowings under the Senior Credit Facility and capital contributions.

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

     Cash provided by operations for the nine months ended September 30, 2000 was $13.3 million compared to $15.1 million for the same period in 1999. The decrease is primarily attributable to an increase in operating expenses during the nine months ended September 30, 2000 as compared to the same period of the prior year.

     Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $27.9 million and $16.1 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

     Cash provided by financing activities for the nine months ended September 30, 2000 was $19.3 million. This was comprised primarily of $19.4 million of capital contributions from Insight and $14.0 million in borrowings under Insight Ohio's senior credit facility. These increases were partially offset by $14.0 million of preferred interest distributions. Cash used in financing activities for the nine months ended September 30, 1999 was $3.4 million consisting primarily of preferred interest distributions, to be used to pay interest on the Senior Notes, partially offset by borrowings under the senior credit facility.

     In addition to cash flow from operations, Insight Ohio has a $25.0 million Senior Credit Facility which was fully borrowed at September 30, 2000.

     Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000. Insight contributed $19.4 million to Insight Ohio through September 30, 2000.

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

     Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. The Senior Discount Notes issued by Coaxial LLC and Coaxial Financing Corp. and the Senior Notes issued by Coaxial and Phoenix bears interest at fixed rates.

     The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Discount Notes as of September 30, 2000 was $39.9 and $39.0 million, respectively. The fair value and carrying value of the Senior Notes applicable to Coaxial as of September 30, 2000 was $33.7 and $34.4 million, respectively. The fair value and carrying value of the Senior Notes applicable to Phoenix as of September 30, 2000 was $103.5 and $105.6 million, respectively.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

      27.1 - Financial Data Schedule of Coaxial LLC
      27.2 - Financial Data Schedule of Coaxial Financing Corp.
      27.3 - Financial Data Schedule of Insight Communications of Central Ohio, LLC

(b) Reports on Form 8-K:

     We filed the following report on Form 8-K during the third quarter of the year ending December 31, 2000:

       Current Report on form 8-K filed August 25, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Coaxial LLC
                              (Registrant)

Dated: November 20, 2000

                                By: /s/ Michael S. Willner
                                --------------------------
                                      Michael S. Willner
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                --------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Coaxial Financing Corp.
                                (Registrant)

Dated: November 20, 2000

                                By: /s/ Michael S. Willner
                                --------------------------
                                        Michael S. Willner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



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

                              Insight Communications of Central Ohio, LLC
                           (Registrant)

Dated: November 20, 2000

                                By: /s/ Michael S. Willner
                                --------------------------
                                     Michael S. Willner
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                --------------------------
                                     Kim D. Kelly
                                     Executive Vice President, Chief Financial
                                     and Operating Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)