Form 10-Q/A
period 2001-03-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2001-06-13
CIK 1071003, 1070242, 1071001

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-Q/A-1

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

                                 (917) 286-2300
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  X  Yes     No
                                               ---     ---
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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                                  COAXIAL LLC
                     CONSOLIDATED BALANCE SHEETS - RESTATED
                                 (in thousands)

                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
                                                                                          (unaudited)            (Note 3)
Assets
Investments                                                                             $     21,200          $     18,800
Dividends receivable                                                                           1,750                 5,250
                                                                                     --------------------------------------------
   Total current assets                                                                       22,950                24,050

Intangible assets, net                                                                         4,387                 4,578
Investment in affiliate                                                                      181,547               180,281
Note receivable - Coaxial DJM LLC                                                              6,750                 6,750
Note receivable - Coaxial DSM LLC                                                              3,000                 3,000
Due from related parties                                                                       3,896                 3,466
                                                                                     --------------------------------------------
   Total assets                                                                         $    222,530          $    222,125
                                                                                     ============================================

Liabilities and members' equity

Accrued interest                                                                        $      1,750          $      5,250
                                                                                     --------------------------------------------
   Total current liabilities                                                                   1,750                 5,250

Senior discount notes                                                                         41,547                40,281
Senior notes                                                                                 140,000               140,000
                                                                                     --------------------------------------------
   Total liabilities                                                                         183,297               185,531

Commitments and contingencies

Members' equity:
In-substance distribution of proceeds related to senior notes to be
   paid by Phoenix Associates                                                                (75,541)              (80,819)
Members' accumulated equity                                                                  111,074               116,113
Accumulated other comprehensive income                                                         3,700                 1,300
                                                                                     --------------------------------------------
   Total members' equity                                                                      39,233                36,594
                                                                                     --------------------------------------------
   Total liabilities and members' equity                                                $    222,530          $    222,125
                                                                                     ============================================


                             See accompanying notes

                                  COAXIAL LLC
                  CONSOLIDATED STATEMENTS OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)

                                                                                             Three months ended March 31,
                                                                                              2001                  2000
                                                                                     --------------------------------------------
Revenue                                                                                 $          -         $      11,535
Operating costs and expenses:
   Selling, general and administrative                                                             -                 7,443
   Depreciation and amortization                                                                 191                 2,418
                                                                                     --------------------------------------------
         Total operating costs and expenses                                                      191                 9,861

Operating income (loss)                                                                         (191)                1,674
Other income (expense):
   Interest income - related parties                                                             430                   366
   Interest income                                                                                 -                    18
   Interest expense                                                                           (4,766)               (4,948)
   Dividend on preferred interests                                                             4,766                     -
   Other                                                                                           -                    29
                                                                                     --------------------------------------------
        Total other income (expense), net                                                        430                (4,535)

Net income (loss)                                                                                239                (2,861)
Unrealized gain on investments                                                                 2,400                     -
                                                                                     --------------------------------------------
Total comprehensive income (loss)                                                       $      2,639         $      (2,861)
                                                                                     ============================================

                             See accompanying notes

                                   COAXIAL LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                                   (unaudited)
                                 (in thousands)


                                                                                            Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:
   Net income (loss)                                                                    $       239           $    (2,861)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                              191                 2,418
     Interest expense paid by affiliate                                                       2,639                 2,639
     Dividend on preferred interest                                                          (4,766)                    -
     Accretion of original issue discount on Senior Discount Notes                            1,266                 1,127
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                                  -                   502
       Prepaid expenses and other assets                                                          -                    84
       Accounts payable and accrued expenses                                                   (861)                1,022
       Due from related parties                                                                (430)                 (174)
                                                                                     --------------------------------------------
   Net cash provided by (used in) operating activities                                       (1,722)                4,757
                                                                                     --------------------------------------------
Investing activities:
   Purchase of property and equipment                                                             -                (6,892)
   Purchase of intangible assets                                                                  -                    (3)
                                                                                     --------------------------------------------
   Net cash used in investing activities                                                          -                (6,895)
                                                                                     --------------------------------------------
Financing activities:
   Principal payments on capital lease obligations                                                -                   (24)
   Capital distributions                                                                     (5,278)               (5,278)
   Proceeds from dividend on preferred interests                                              7,000                     -
   Borrowings under senior credit facility                                                        -                 9,000
                                                                                     --------------------------------------------
   Net cash provided by financing activities                                                  1,722                 3,698
                                                                                     --------------------------------------------
Net increase in cash and cash equivalents                                                         -                 1,560
Cash and cash equivalents, beginning of period                                                    -                   882
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $         -           $     2,442
                                                                                     ============================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $     1,722           $     1,722

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes                                       $     5,278           $     5,278



                             See accompanying notes

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

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.6 million and $2.7 million, to increase total liabilities by $106.9 million and $109.6 million and to decrease equity by $104.3 million and $106.8 million, representing the net in-substance distribution related to the Senior Notes which were received by Phoenix, as of March 31, 2001 and December 31, 2000, respectively. Additionally, this restatement decreased net income by $2.8 million and increased net loss by $2.8 million for the three months ended

                                  COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

March 31, 2001 and 2000, respectively.

3. Responsibility for Interim Financial Statements

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

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

4. Comprehensive Income

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

                            COAXIAL FINANCING CORP.
                           BALANCE SHEETS - RESTATED
                                 (in thousands)

                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
                                                                                          (unaudited)            (Note 3)
Assets
Cash                                                                                    $          1          $          1
Deferred financing costs, net                                                                  1,000                 1,034
                                                                                     --------------------------------------------
   Total assets                                                                         $      1,001          $      1,035
                                                                                     ============================================
Liabilities and shareholders' deficit

Senior discount notes                                                                   $     41,547          $     40,281

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding
                                                                                                   -                     -
Additional paid-in-capital                                                                         1                     1
In-substance distribution of proceeds related to senior discount notes to be paid
   by Coaxial LLC                                                                            (28,646)              (28,646)
Accumulated deficit                                                                          (11,901)              (10,601)
                                                                                     --------------------------------------------
   Total shareholders' deficit                                                               (40,546)              (39,246)
                                                                                     --------------------------------------------
   Total liabilities and shareholders' deficit                                          $      1,001          $      1,035
                                                                                     ============================================



                             See accompanying notes

                            COAXIAL FINANCING CORP.
                      STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                    Three months ended March 31,
                                     2001                   2000
                            ----------------------------------------------
Expenses:
Amortization                    $         (34)         $         (34)
Interest expense                       (1,266)                (1,127)
                            ----------------------------------------------
   Net loss                     $      (1,300)         $      (1,161)
                            ==============================================


                             See accompanying notes

                            COAXIAL FINANCING CORP.
                      STATEMENTS OF CASH FLOWS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                              Three months ended March 31,
                                                                               2001                   2000

                                                                    ----------------------------------------------
Cash flows from operating activities:
Net loss                                                               $        (1,300)       $        (1,161)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Amortization of deferred financing costs                                       34                     34
     Accretion of original issue discount on senior discount notes
       assumed by affiliate                                                      1,266                  1,127
                                                                    ----------------------------------------------
Net cash provided by operating activities                                            -                      -
                                                                    ----------------------------------------------
Net increase in cash                                                                 -                      -
Cash, beginning of period                                                            1                      1
                                                                    ----------------------------------------------
Cash, end of period                                                    $             1        $             1
                                                                    ==============================================


                             See accompanying notes

                            COAXIAL FINANCING CORP.
                         NOTES TO FINANCIAL STATEMETNS

1. Organization

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998, for the sole purpose of being a co-issuer of the discount notes described in Note 4, which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Discount Notes, the proceeds of which were received by Coaxial LLC in 1998 (Note 4), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $1.0 million and $1.0 million, to increase total liabilities by $41.5 million and $40.3 million and to decrease equity by $40.5 million and $39.2 million, representing the net in-substance distribution related to the Senior Discount Notes, as of March 31, 2001 and December 31, 2000, respectively. Additionally, as a result of the restatement, the Company recorded a net loss of $1.3 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. Prior to the restatement, no statements of operations were presented.

3. Responsibility for Interim Financial Statements

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                            COAXIAL FINANCING CORP.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. Notes Payable

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

The ability of the Company and Coaxial LLC to make scheduled payments with respect to the Senior Discount Notes will depend on the financial and operating performance of Insight Ohio. Although the Company is a co-issuer of the Senior Discount Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                           BALANCE SHEETS - RESTATED
                                 (in thousands)



                                                                                    March 31,        December 31,
                                                                                      2001               2000
                                                                                 --------------------------------------
                                                                                   (unaudited)         (Note 3)
Assets

Investments                                                                         $     21,200    $     18,800
Dividends receivable                                                                       1,750           5,250
                                                                                 --------------------------------------
   Total current assets                                                                   22,950          24,050
Intangible assets, net                                                                     3,386           3,543
Investment in affiliate                                                                  181,547         180,281
                                                                                 --------------------------------------
   Total assets                                                                     $    207,883    $    207,874
                                                                                 ======================================
Liabilities and shareholders' equity

Accounts payable and accrued expenses                                               $      1,750    $      5,250
                                                                                 --------------------------------------
   Total current liabilities                                                               1,750           5,250
Senior notes                                                                             140,000         140,000
                                                                                 --------------------------------------
   Total liabilities                                                                     141,750         145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and
   outstanding as of March 31, 2001 and December 31, 2000                                      1               1
Paid-in-capital                                                                           11,501          11,501
In-substance distribution of proceeds related to senior notes to be
   paid by Phoenix Associates                                                            (75,541)        (80,819)
Retained earnings                                                                        126,472         130,641
Accumulated other comprehensive income                                                     3,700           1,300
                                                                                 --------------------------------------
   Total shareholders' equity                                                             66,133          62,624
                                                                                 --------------------------------------
   Total liabilities and shareholders' equity                                       $    207,883    $    207,874
                                                                                 ======================================


                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                     Three months ended March 31,
                                                       2001                  2000
                                               --------------------------------------------
Revenue                                           $          -         $      11,535
Operating costs and expenses:
   Selling, general and administrative                       -                 7,443
   Depreciation and amortization                           157                 2,392
                                               --------------------------------------------
         Total operating costs and expenses                157                 9,835

Operating (loss) income                                   (157)                1,700

Other income (expense):
   Interest income                                           -                    18
   Interest expense                                     (3,500)               (3,821)
   Dividend on preferred interests                       4,766                     -
   Other                                                     -                    29
                                               --------------------------------------------
        Total other income (expense), net                1,266                (3,774)

Net income (loss)                                        1,109                (2,074)
Unrealized gain on investments                           2,400                     -
                                               --------------------------------------------
Total comprehensive income (loss)                 $      3,509         $      (2,074)
                                               ============================================



                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                                            Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:
   Net income (loss)                                                                    $     1,109           $    (2,074)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                              157                 2,392
     Interest expense paid by affiliate                                                       2,639                 2,639
     Dividend on preferred interest                                                          (4,766)                    -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                                  -                   502
       Prepaid expenses and other current assets                                                  -                    84
       Accounts payable and accrued expenses                                                   (861)                1,022
       Due from related parties                                                                   -                   192
                                                                                     --------------------------------------------
   Net cash provided by (used in) operating activities                                       (1,722)                4,757
                                                                                     --------------------------------------------
Investing activities:
   Purchase of property and equipment                                                             -                (6,892)
   Increase in intangible assets                                                                  -                    (3)
                                                                                     --------------------------------------------
   Net cash used in investing activities                                                          -                (6,895)
                                                                                     --------------------------------------------
Financing activities:
   Principal payments on capital lease obligations                                                -                   (24)
   Capital distributions                                                                     (5,278)               (5,278)
   Proceeds from dividend on preferred interests                                              7,000                     -
   Borrowings under senior credit facility                                                        -                 9,000
                                                                                     --------------------------------------------
   Net cash provided by financing activities                                                  1,722                 3,698
                                                                                     --------------------------------------------
Net increase in cash and cash equivalents                                                         -                 1,560
Cash and cash equivalents, beginning of period                                                    -                   882
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $         -           $     2,442
                                                                                     ============================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $     1,722           $     1,722

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes                                       $     5,278           $     5,278


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

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.6 million and $2.7 million, to increase total liabilities by $106.9 million and $109.5 million and to decrease equity by $104.3 million and $106.8 million, representing the net in-substance distribution related to the Senior Notes which were received by Phoenix, as of March 31, 2001 and December 31, 2000, respectively. Additionally, this restatement decreased net income by $2.8 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively.

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

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

4. Comprehensive Income

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

                               PHOENIX ASSOCIATES
                           BALANCE SHEETS - RESTATED
                                 (in thousands)


                                                                                      March 31,           December 31,
                                                                                         2001                 2000
                                                                                 ------------------------------------------
                                                                                     (unaudited)            (Note 3)
Assets

Interest Receivable                                                                 $        412         $        373
                                                                                 ------------------------------------------
   Total current assets                                                                      412                  373
Due from related parties                                                                     406                  406
Notes receivable - related parties                                                           550                  550
 Deferred financing costs, net                                                             3,386                3,543
                                                                                 ------------------------------------------
   Total assets                                                                     $      4,754         $      4,872
                                                                                 ==========================================
Liabilities and partners' deficit

Interest payable                                                                    $      1,750         $      5,250
                                                                                 ------------------------------------------
   Total current liabilities                                                               1,750                5,250
Notes payable                                                                            140,000              140,000
                                                                                 ------------------------------------------
   Total liabilities                                                                     141,750              145,250

Commitments and contingencies

Partners' deficit:
In-substance distribution of proceeds related to senior notes to be paid by
   Coaxial Communications of Central Ohio, Inc.                                          (24,599)             (26,321)
Partners' accumulated deficit                                                           (112,397)            (114,057)
                                                                                 ------------------------------------------
   Total partners' deficit                                                              (136,996)            (140,378)
                                                                                 ------------------------------------------
   Total liabilities and partners' deficit                                          $      4,754         $      4,872
                                                                                 ==========================================



                             See accompanying notes

                               PHOENIX ASSOCIATES
                      STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)



                                                Three months ended March 31,
                                                 2001                  2000
                                         --------------------------------------------
Expenses:
   Amortization                            $         (157)        $         (157)

Interest income (expense):
   Interest income-related parties                     39                     39
   Interest expense                                (3,500)                (3,500)
                                         --------------------------------------------
       Total interest expense, net                 (3,461)                (3,461)

                                         --------------------------------------------
Net loss                                   $       (3,618)        $       (3,618)
                                         ============================================


                             See accompanying notes

                               PHOENIX ASSOCIATES
                      STATEMENTS OF CASH FLOWS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                                             Three months ended March 31,
                                                                                              2001                  2000
                                                                                      --------------------- ---------------------
Operating activities:
     Net loss                                                                           $       (3,618)       $      (3,618)
      Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred financing fees                                                     157                  157
       Interest expense paid by affiliate                                                          861                  861
       Changes in operating assets and liabilities:
         Interest receivable                                                                       (39)                 (39)
         Interest payable                                                                       (2,639)              (2,639)
                                                                                      --------------------- ---------------------
     Net cash used in operating activities                                                      (5,278)              (5,278)
                                                                                      --------------------- ---------------------
Financing activities:
     Capital contributions                                                                       5,278                5,278
                                                                                      --------------------- ---------------------
     Net cash provided by financing activities                                                   5,278                5,278
                                                                                      --------------------- ---------------------
Net decrease in cash                                                                                 -                    -
Cash, beginning of period                                                                            -                    -
                                                                                      --------------------- ---------------------
Cash, end of period                                                                     $            -        $           -
                                                                                      ===================== =====================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $        5,278        $       5,278

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes                                       $        1,722        $       1,722


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

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependant on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $826,000 and $864,000, to increase total liabilities by $34.9 million and $35.7 million and to decrease equity by $34.0 million and $34.9 million, representing the net in-substance distribution related to the Senior Notes received by Coaxial, as of March 31, 2001 and December 31, 2000, respectively. Additionally, this restatement increased the net loss by $899,000 and $899,000 for the three months ended March 31, 2001 and 2000, respectively.

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Responsibility for Interim Financial Statements

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

Certain 2000 amounts have been reclassified to conform to the 2001 presentation

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
                                                                                          (unaudited)            (Note 2)
Assets

Cash and cash equivalents                                                               $      1,466          $      1,169
Trade accounts receivable, net of allowance for doubtful accounts of $318 and $390 as of March 31, 2001 and December 31, 2000, respectively
                                                                                               1,914                 2,782
Launch funds receivable                                                                        1,670                 1,936
Prepaid expenses and other assets                                                                601                   437
                                                                                     --------------------------------------------
   Total current assets                                                                        5,651                 6,324
Fixed assets, net                                                                             77,505                76,587
Intangible assets, net                                                                           315                   448
                                                                                     --------------------------------------------
   Total assets                                                                         $     83,471          $     83,359
                                                                                     ============================================
Liabilities and members' deficit

Accounts payable                                                                        $      1,346          $      5,679
Accrued expenses and other liabilities                                                         1,427                 1,364
Accrued property taxes                                                                           229                    19
Accrued programming costs                                                                      3,612                 3,014
Deferred revenue                                                                                 489                   545
Interest payable                                                                                 351                   786
Preferred interest distribution payable                                                        1,750                 5,250
Due to affiliates                                                                              2,405                 1,502
                                                                                     --------------------------------------------
   Total current liabilities                                                                  11,609                18,159
Deferred revenue                                                                               1,871                 2,005
Preferred interests                                                                          181,547               180,281
Debt                                                                                          25,000                25,000
                                                                                     --------------------------------------------
   Total liabilities and preferred interests                                                 220,027               225,445

Commitments and contingencies

Members' deficit                                                                            (136,556)             (142,086)
                                                                                     --------------------------------------------
   Total liabilities and members' deficit                                               $     83,471          $     83,359
                                                                                     ============================================


                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)


                                                                                           Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Revenue                                                                                $      13,111         $      11,535
Operating costs and expenses:
   Programming and other operating costs                                                       5,091                 4,912
   Selling, general and administrative                                                         2,527                 2,179
   Management fees                                                                               396                   352
   Depreciation and amortization                                                               2,720                 2,234
                                                                                     --------------------------------------------
Total operating costs and expenses                                                            10,734                 9,677

Operating income                                                                               2,377                 1,858

Other income (expense):
   Interest expense                                                                             (502)                 (321)
   Interest income                                                                                15                    18
   Other                                                                                          24                    29
                                                                                     --------------------------------------------
        Total other expense, net                                                                (463)                 (274)

Net income                                                                                     1,914                 1,584
Accrual of preferred interests                                                                (4,766)               (4,627)
                                                                                     --------------------------------------------
Net loss attributable to common interests                                              $      (2,852)        $      (3,043)
                                                                                     ============================================


                             See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)




                                                                                            Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:
   Net income                                                                           $     1,914           $     1,584
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            2,720                 2,234
     Provision for losses on trade accounts receivable                                          306                   116
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                                562                   386
       Launch funds receivable                                                                  266                     -
       Prepaid expenses and other assets                                                       (164)                   84
       Accounts payable                                                                      (4,333)                1,883
       Accrued expenses and other liabilities                                                 1,149                   192
                                                                                     --------------------------------------------
   Net cash provided by operating activities                                                  2,420                 6,479
                                                                                     --------------------------------------------
Investing activities:
   Purchase of property and equipment                                                        (3,505)               (6,916)
   Purchase of intangible assets                                                                  -                    (3)
                                                                                     --------------------------------------------
   Net cash used in investing activities                                                     (3,505)               (6,919)
                                                                                     --------------------------------------------
Financing activities:
   Capital contributions                                                                      8,382                     -
   Preferred interest distribution                                                           (7,000)               (7,000)
   Borrowings under senior credit facility                                                        -                 9,000
                                                                                     --------------------------------------------
   Net cash provided by financing activities                                                  1,382                 2,000
                                                                                     --------------------------------------------
Net increase in cash and cash equivalents                                                       297                 1,560
Cash and cash equivalents, beginning of period                                                1,169                   882
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $     1,466           $     2,442
                                                                                     ============================================
Supplemental disclosures of cash flow information:
Cash paid for interest                                                                  $       937            $      154




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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Cable System Transactions

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

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

Forward-Looking Statements

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial LLC, Coaxial Financing Corp. and Insight Ohio or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio, and reflect future business decisions which are subject to change. Although the management of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

     . the ability of Coaxial LLC and Coaxial Financing Corp. to make scheduled payments with respect to the Senior Discount Notes (as defined below) which is dependent upon the financial and operating performance of the System;

     . the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interest and its Series B Preferred Interest, thereby reducing the funds available to the System for its operations and future business opportunities;

     . the fact that Coaxial LLC and Coaxial Financing Corp. have no significant assets other than the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial") owned by Coaxial LLC and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial) and Coaxial DSM LLC (an owner of 10% of the common equity of Coaxial) to Coaxial LLC; and

     . the fact that the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial LLC, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of Coaxial LLC, Coaxial Financing Corp. and Insight Ohio does not intend to update these forward-looking statements.

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

Recent Developments

On January 5, 2001, Insight Midwest, L.P., a partnership 50% owned by Insight LP and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp., through a series of transactions acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight LP's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

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

                                                       Three Months Ended March 31,
                                                       2001                  2000
                                               -------------------------------------------
                                                             (in thousands)
Revenue                                           $     13,111         $      11,535
Operating costs and expenses:
     Programming and other operating costs               5,091                 4,912
     Selling, general and administrative                 2,527                 2,179
     Management fees                                       396                   352
     Depreciation and amortization                       2,720                 2,234
                                               --------------------- ---------------------
Total operating costs and expenses                      10,734                 9,677
                                               --------------------- ---------------------
Operating income                                         2,377                 1,858
Interest expense                                           502                   321
Net income                                               1,914                 1,584
Net cash provided by operating activities                2,420                 6,479
Net cash used in investing activities                    3,505                 6,919
Net cash provided by financing activities                1,382                 2,000


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

Digital revenue for the three months ended March 31, 2001 was approximately $897,000, (including approximately $329,000 for video on demand service) compared to $116,000 for the three months ended March 31, 2000. High-speed data services were launched during the three months ended June 30, 2000. As of March 31, 2001, there were approximately 7,500 cable modem customers, a penetration of 5.2% (modem customers as a percentage of homes passed with access to high-speed data services). Revenues from high-speed data services were approximately $725,000 for the three months ended March 31, 2001. The service had not been launched as of March 31, 2000. Revenues by service offering were as follows for the three months ended March 31, (in thousands):



                             2001                         2000
                         Revenues by                   Revenues by
                           Service      % of Total       Service      % of Total
                           Offering      Revenues       Offering       Revenues
                         ------------- -------------- -------------- --------------
Basic                      $   7,133          54%       $   6,730           58%
Premium                        1,729          13%           1,673           15%
Pay-per-view                     292           2%             429            4%
Digital                          897           7%             116            1%
Advertising sales                923           7%           1,080            9%
Data services                    725           6%              --            0%
Other                          1,412          11%           1,507           13%
                         ------------- -------------- -------------- --------------
Total                      $  13,111         100%       $  11,535          100%
                         =============                ==============


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

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Discount Notes as of March 31, 2001 was $40.4 million and $41.6 million, respectively. The fair value and carrying value of the Senior Notes as of March 31, 2001 was $139.0 million and $140.0 million, respectively.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        None

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended March 31, 2001:



                                 Date Report
     Date of Report             Filed with SEC                          Items Reported
-------------------------    ----------------------    --------------------------------------------------
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

Dated: June 13, 2001

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

Dated: June 13, 2001

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

Dated: June 13, 2001

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