Form 10-Q
period 2001-09-30
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2001-11-13
CIK 1071003, 1070242, 1071001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

                      Commission File Numbers: 333-64449-02
                                               333-64449-01
                                               333-64449

                             -----------------------

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
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                    c/o Insight Communications Company, Inc.
                                 810 7th Avenue
                            New York, New York 10019
          (Address of principal executive offices, including zip code)

                                 (917) 286-2300
              (Registrants' telephone number, including area code)

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___
                                              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

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

                                   COAXIAL LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             September 30,      December 31,
                                                                                 2001               2000
                                                                            --------------     -------------
                                                                              (unaudited)         (Note 2)
Assets
Investments                                                                 $     14,720       $     18,800
Dividends receivable                                                               1,750              5,250
                                                                            -------------      -------------
   Total current assets                                                           16,470             24,050

Intangible assets, net                                                             4,005              4,578
Investment in affiliate                                                          184,201            180,281
Note receivable - Coaxial DJM LLC                                                  6,750              6,750
Note receivable - Coaxial DSM LLC                                                  3,000              3,000
Due from related parties                                                           4,794              3,466
                                                                            -------------      -------------
   Total assets                                                             $    219,220       $    222,125
                                                                            =============      =============

Liabilities and members' equity
Accrued interest                                                            $      1,750       $      5,250
                                                                            -------------      -------------
   Total current liabilities                                                       1,750              5,250

Senior discount notes                                                             44,201             40,281
Senior notes                                                                     140,000            140,000
                                                                            -------------      -------------
   Total liabilities                                                             185,951            185,531

Commitments and contingencies

Members' equity:
In-substance distribution of proceeds related to senior notes to be
   paid by Phoenix Associates                                                    (70,263)           (80,819)
Members' accumulated equity                                                      106,312            116,113
Accumulated other comprehensive income (loss)                                     (2,780)             1,300
                                                                            -------------      -------------
   Total members' equity                                                          33,269             36,594
                                                                            -------------      -------------
   Total liabilities and members' equity                                    $    219,220       $    222,125
                                                                            =============      =============

                                  COAXIAL LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)



                                                   Three months               Nine months
                                                ended September 30,       ended September 30,
                                                 2001         2000         2001         2000
                                              ---------     --------    ---------    ---------

Revenue                                       $      --    $   4,150    $      --    $  28,096

Operating costs and expenses:
   Selling, general and administrative               --        2,613           --       17,431
   Depreciation and amortization                    191        1,114          573        6,375
                                              ---------    ---------    ---------    ---------
         Total operating costs and expenses         191        3,727          573       23,806

Operating income (loss)                            (191)         423         (573)       4,290

Other income (expense):
   Interest income - related parties                456          390        1,328        1,134
   Interest income                                   --            6           --           50
   Interest expense                              (4,848)      (4,898)     (14,420)     (14,935)
   Dividend on preferred interests                4,848        3,131       14,420        3,131
   Other                                             --           (9)          --           31
                                              ---------    ---------    ---------    ---------
        Total other income (expense), net           456       (1,380)       1,328      (10,589)

Gain on sale of common equity interest               --      164,360           --      164,360

                                              ---------    ---------    ---------    ---------
Net income                                    $     265    $ 163,403    $     755    $ 158,061
                                              =========    =========    =========    =========

                             See accompanying notes

                                  COAXIAL LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)



                                                                                                    Nine months
                                                                                                ended September 30,
                                                                                           2001                    2000
                                                                                   ----------------------  ---------------------
Operating activities:
   Net income                                                                                   $     755              $ 158,061
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
   Gain on sale of common equity interest                                                              --               (164,360)
     Provision for losses on trade accounts receivable                                                 --                    367
     Depreciation and amortization                                                                    573                  6,375
     Interest expense paid by affiliate                                                             7,917                  7,917
     Dividend on preferred interest                                                               (14,420)                (3,131)
     Accretion of original issue discount on Senior Discount Notes                                  3,920                  3,488
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                                       --                   (516)
       Prepaid expenses and other assets                                                               --                    113
       Accounts payable and accrued expenses                                                         (861)                  (258)
       Due from related parties                                                                    (1,328)                  (832)
                                                                                   ----------------------  ---------------------
   Net cash provided by (used in) operating activities                                             (3,444)                 7,224
                                                                                   ----------------------  ---------------------

Investing activities:

   Purchase of property and equipment                                                                  --                (19,943)
   Decrease in cash upon sale of common equity interest                                                --                 (3,604)
   Purchase of intangible assets                                                                       --                     (3)
                                                                                   ----------------------  ---------------------
   Net cash used in investing activities                                                               --                (23,550)
                                                                                   ----------------------  ---------------------

Financing activities:

   Capital distributions                                                                          (10,556)               (10,556)
   Proceeds from dividend on preferred interests                                                   14,000                 12,000
   Borrowings under senior credit facility                                                             --                 14,000
                                                                                   ----------------------  ---------------------
   Net cash provided by financing activities                                                        3,444                 15,444
                                                                                   ----------------------  ---------------------


Net increase in cash and cash equivalents                                                              --                   (882)
Cash and cash equivalents, beginning of period                                                         --                    882
                                                                                   ----------------------  ---------------------
Cash and cash equivalents, end of period                                                        $      --              $      --
                                                                                   ======================  =====================



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

                                  COAXIAL LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

3. Comprehensive Loss

Comprehensive loss totaled $5.8 million and $3.3 million for the three months and nine months ended September 30, 2001. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                            COAXIAL FINANCING CORP.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                               September 30,           December 31,
                                                                                   2001                    2000
                                                                          ----------------------  ----------------------
                                                                               (unaudited)              (Note 2)

Assets
Cash                                                                         $                 1      $                1
Deferred financing costs, net                                                                932                   1,034
                                                                          ----------------------  ----------------------
   Total assets                                                              $               933      $            1,035
                                                                          ======================  ======================

Liabilities and shareholders' deficit
Senior discount notes                                                        $            44,201      $           40,281

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued and
   outstanding                                                                                 -                       -
Paid-in-capital                                                                                1                       1
In-substance distribution of proceeds related to senior discount notes
   to be paid by Coaxial LLC                                                             (28,646)                (28,646)
Accumulated deficit                                                                      (14,623)                (10,601)
                                                                          ----------------------  ----------------------
   Total shareholders' deficit                                                           (43,268)                (39,246)
                                                                          ----------------------  ----------------------
   Total liabilities and shareholders' deficit                               $               933      $            1,035
                                                                          ======================  ======================

                             See accompanying notes

                            COAXIAL FINANCING CORP.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                   Three months                            Nine months
                                               ended September 30,                     ended September 30,
                                             2001               2000                2001                2000
                                       -----------------  ------------------  ------------------  ------------------
Expenses:

Amortization                              $      (34)        $      (34)         $     (102)         $     (102)
Interest                                      (1,348)            (1,190)             (3,920)             (3,462)
                                       -----------------  ------------------  ------------------  ------------------
   Net loss                               $   (1,382)        $   (1,224)         $   (4,022)         $   (3,564)
                                       =================  ==================  ==================  ==================

                             See accompanying notes

                            COAXIAL FINANCING CORP.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                        Nine months
                                                                                    ended September 30,
                                                                               2001                     2000
                                                                      -----------------------  -----------------------
Cash flows from operating activities:

Net loss                                                                     $         (4,022)         $        (3,564)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Amortization of deferred financing costs                                             102                      102

     Accretion of original issue discount on senior discount notes
       assumed by affiliate                                                             3,920                    3,462
                                                                      -----------------------  -----------------------
Net cash provided by operating activities                                                   -                        -
                                                                      -----------------------  -----------------------
Net increase in cash                                                                        -                        -
Cash, beginning of period                                                                   1                        1
                                                                      -----------------------  -----------------------
Cash, end of period                                                          $              1          $             1
                                                                      =======================  =======================

                             See accompanying notes

                            COAXIAL FINANCING CORP.
                         NOTES TO FINANCIAL STATEMENTS


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

                            COAXIAL FINANCING CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Notes Payable (continued)

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

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                       September 30,             December 31,
                                                                                            2001                     2000
                                                                                   -----------------------  -----------------------
                                                                                        (unaudited)                (Note 2)

Assets
Investments                                                                           $             14,720      $            18,800
Dividends receivable                                                                                 1,750                    5,250
                                                                                   -----------------------  -----------------------
   Total current assets                                                                             16,470                   24,050

Intangible assets, net                                                                               3,072                    3,543
Investment in affiliate                                                                            184,201                  180,281
                                                                                   -----------------------  -----------------------
   Total assets                                                                       $            203,743      $           207,874
                                                                                   =======================  =======================

Liabilities and shareholders' equity
Accounts payable and accrued expenses                                                 $              1,750      $             5,250
                                                                                   -----------------------  -----------------------
   Total current liabilities                                                                         1,750                    5,250

Senior notes                                                                                       140,000                  140,000
                                                                                   -----------------------  -----------------------
   Total liabilities                                                                               141,750                  145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued
   and outstanding as of September 30, 2001 and December 31, 2000                                        1                        1
Paid-in-capital                                                                                     11,501                   11,501
In-substance distribution of proceeds related to senior notes to be
   paid by Phoenix Associates                                                                      (70,263)                 (80,819)
Retained earnings                                                                                  123,534                  130,641
Accumulated other comprehensive income (loss)                                                       (2,780)                   1,300
                                                                                   -----------------------  -----------------------
   Total shareholders' equity                                                                       61,993                   62,624
                                                                                   -----------------------  -----------------------
   Total liabilities and shareholders' equity                                         $            203,743      $           207,874
                                                                                   =======================  =======================


                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                                  Three months                         Nine months
                                                               ended September 30,                 ended September 30,
                                                             2001              2000              2001              2000
                                                        ----------------  ----------------  ----------------  ----------------
Revenue                                                      $         -       $     4,150        $        -       $    28,096

Operating costs and expenses:
   Selling, general and administrative                                 -             2,613                 -            17,431
   Depreciation and amortization                                     157             1,088               471             6,297
                                                        ----------------  ----------------  ----------------  ----------------
         Total operating costs and expenses                          157             3,701               471            23,728

Operating income (loss)                                             (157)              449              (471)            4,368

Other income (expense):
   Interest income                                                     -                 6                 -                50
   Interest expense                                               (3,500)           (3,699)          (10,500)          (11,447)
   Dividend on preferred interests                                 4,848             3,131            14,420             3,131
   Other                                                               -                (9)                -                31
                                                        ----------------  ----------------  ----------------  ----------------
        Total other income (expense), net                          1,348              (571)            3,920            (8,235)

Gain on sale of common equity interest                                 -           164,360                 -           164,360

                                                        ----------------  ----------------  ----------------  ----------------
Net income                                                   $     1,191       $   164,238        $    3,449       $   160,493
                                                        ================  ================  ================  ================

                             See accompanying notes

                                                                                      Nine months
                                                                                  ended September 30,
                                                                                2001                2000
                                                                          -----------------   -----------------
Operating activities:
   Net income                                                                   $     3,449         $   160,493
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Gain on sale of common equity interest                                               -            (164,360)
     Provision for losses on trade accounts receivable                                    -                 367
     Depreciation and amortization                                                      471               6,297
     Interest expense paid by affiliate                                               7,917               7,917
     Dividend on preferred interest                                                 (14,420)             (3,131)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                          -                (516)
       Prepaid expenses and other current assets                                          -                 113
       Accounts payable and accrued expenses                                           (861)               (258)
       Due from related parties                                                           -                 302
                                                                          -----------------   -----------------
   Net cash provided by (used in) operating activities                               (3,444)              7,224
                                                                          -----------------   -----------------

Investing activities:
   Purchase of property and equipment                                                     -             (19,943)
   Decrease in cash upon sale of common equity interest                                   -              (3,604)
   Increase in intangible assets                                                          -                  (3)
                                                                          -----------------   -----------------
   Net cash used in investing activities                                                  -             (23,550)
                                                                          -----------------   -----------------

Financing activities:
   Capital distributions                                                            (10,556)            (10,556)
   Proceeds from dividend on preferred interests                                     14,000              12,000
   Borrowings under senior credit facility                                                -              14,000
                                                                          -----------------   -----------------
   Net cash provided by financing activities                                          3,444              15,444
                                                                          -----------------   -----------------

Net decrease in cash and cash equivalents                                                 -                (882)
Cash and cash equivalents, beginning of period                                            -                 882
                                                                          -----------------   -----------------
Cash and cash equivalents, end of period                                        $         -         $         -
                                                                          =================   =================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Coaxial Communications of Central Ohio, Inc. (the "Company"), an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Prior to August 8, 2000, the Company owned 100% of the voting interest in Insight Ohio and therefore consolidated the financial statements of Insight Ohio for periods prior to such date. In connection with the contribution of the Company's cable system (the "System"), the issuance of the Senior Notes and the issuance of the Senior Discount Notes by the Company's majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

The Company and Phoenix are co-issuers of the Senior Notes. The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.


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

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.


3. Comprehensive Loss

Comprehensive loss totaled $4.8 million and $631,000 for the three and nine months ended September 30, 2001. There were no components of comprehensive loss for the three and nine months ended September 30, 2000. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,    December 31,
                                                                     2001            2000
                                                                 -------------  --------------
                                                                   unaudited)      (Note 2)
Assets
Interest receivable                                                $     490       $     373
                                                                   ---------       ---------
   Total current assets                                                  490             373

Due from related parties                                                 406             406
Notes receivable - related parties                                       550             550
Deferred financing costs, net                                          3,072           3,543
                                                                   ---------       ---------
   Total assets                                                    $   4,518       $   4,872
                                                                   =========       =========

Liabilities and partners' deficit
Interest payable                                                   $   1,750       $   5,250
                                                                   ---------       ---------
   Total current liabilities                                           1,750           5,250

Notes payable                                                        140,000         140,000
                                                                   ---------       ---------
   Total liabilities                                                 141,750         145,250

Commitments and contingencies

Partners' deficit:
In-substance distribution of proceeds related to senior notes to
   be paid by Coaxial Communications of Central Ohio, Inc.           (22,877)        (26,321)
Partners' accumulated deficit                                       (114,355)       (114,057)
                                                                   ---------       ---------
   Total partners' deficit                                          (137,232)       (140,378)
                                                                   ---------       ---------
   Total liabilities and partners' deficit                         $   4,518       $   4,872
                                                                   =========       =========

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)


                                             Three months               Nine months
                                         ended September 30,         ended September 30,
                                         2001          2000          2001          2000
                                       --------      --------      --------      --------

Expenses:
   Amortization                        $   (157)     $   (157)     $   (471)     $   (471)

Interest income (expense):
   Interest income-related parties           39            39           117           117
   Interest expense                      (3,500)       (3,500)      (10,500)      (10,500)
                                       --------      --------      --------      --------
       Total interest expense, net       (3,461)       (3,461)      (10,383)      (10,383)

                                       --------      --------      --------      --------
Net loss                               $ (3,618)     $ (3,618)     $(10,854)     $(10,854)
                                       ========      ========      ========      ========

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                Nine months
                                                            ended September 30,
                                                             2001        2000
                                                           --------    --------
Operating activities:
     Net loss                                              $(10,854)   $(10,854)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
       Amortization of deferred financing fees                  471         471
       Interest expense paid by affiliate                     3,444       3,444
       Changes in operating assets and liabilities:
         Interest receivable                                   (117)       (117)
         Interest payable                                    (3,500)     (3,500)
                                                           --------    --------
     Net cash used in operating activities                  (10,556)    (10,556)
                                                           --------    --------

Financing activities:
     Capital contributions                                   10,556      10,556
                                                           --------    --------
     Net cash provided by financing activities               10,556      10,556
                                                           --------    --------

Net change in cash                                               --          --
Cash, beginning of period                                        --          --
                                                           --------    --------
Cash, end of period                                        $     --    $     --
                                                           ========    ========

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

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)

                                                         September 30,     December 31,
                                                            2001               2000
                                                        -------------     -------------
                                                         (unaudited)        (Note 2)
Assets
Cash and cash equivalents                                $     869         $   1,169
Trade accounts receivable, net of allowance for
   doubtful accounts of $105 and $390 as of September
   30, 2001 and December 31, 2000, respectively              2,929             2,782
Launch funds receivable                                        544             1,936
Prepaid expenses and other assets                            1,142               437
                                                         ---------         ---------
   Total current assets                                      5,484             6,324

Fixed assets, net                                           87,636            76,587
Intangible assets, net                                         496               448
                                                         ---------         ---------
   Total assets                                          $  93,616         $  83,359
                                                         =========         =========

Liabilities and members' deficit
Accounts payable                                         $   4,823         $   5,679
Accrued expenses and other liabilities                       1,794             1,383
Accrued programming costs                                    2,806             3,014
Deferred revenue                                               437               545
Interest payable                                               230               786
Debt                                                         1,875                --
Preferred interest distribution payable                      1,750             5,250
Due to affiliates                                            4,077             1,502
                                                         ---------         ---------
   Total current liabilities                                17,792            18,159

Deferred revenue                                             1,871             2,005
Debt                                                        23,125            25,000
                                                         ---------         ---------
   Total liabilities                                        42,788            45,164

Commitments and contingencies

Preferred interests                                        184,201           180,281

Members' deficit                                          (133,373)         (142,086)
                                                         ---------         ---------
   Total liabilities and members' deficit                $  93,616         $  83,359
                                                         =========         =========



                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                                    Three months                            Nine months
                                                                 ended September 30,                    ended September 30,
                                                              2001                2000                2001                2000
                                                        ------------------  ------------------  -----------------   ----------------
Revenue                                                   $     13,891        $     12,435        $     40,992        $     36,381

Operating costs and expenses:
   Programming and other operating costs                         6,021               4,963              16,700              14,603
   Selling, general and administrative                           2,653               2,466               7,937               6,915
   Management fees                                                 415                 374               1,229               1,103
   Depreciation and amortization                                 3,317               2,863               9,027               7,756
                                                        ------------------  ------------------  -----------------   ----------------
Total operating costs and expenses                              12,406              10,666              34,893              30,377

Operating income                                                 1,485               1,769               6,099               6,004

Other income (expense):
   Interest expense                                               (430)               (633)             (1,350)             (1,381)
   Interest income                                                   6                  27                  47                  71
   Other                                                            18                  (5)               (162)                 35
                                                        ------------------  ------------------  -----------------   ----------------
        Total other expense, net                                  (406)               (611)             (1,465)             (1,275)

Net income                                                       1,079               1,158               4,634               4,729
Accrual of preferred interests                                  (4,848)             (4,699)            (14,421)            (13,988)
                                                        ------------------  ------------------  -----------------   ----------------
Net loss attributable to common interests                 $     (3,769)       $     (3,541)       $     (9,787)       $     (9,259)
                                                        ==================  ==================  =================   ================

                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                         Nine months
                                                                                     ended September 30,
                                                                                   2001              2000
                                                                              ----------------  ----------------
Operating activities:
   Net income                                                                    $     4,634       $     4,729
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     9,027             7,756
     Provision for losses on trade accounts receivable                                 1,017               588
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                      (1,164)             (978)
       Launch funds receivable                                                         1,392               228
       Prepaid expenses and other assets                                                (705)             (118)
       Accounts payable                                                                 (856)            1,085
       Accrued expenses and other liabilities                                          1,980               (30)
                                                                              ----------------  ----------------
   Net cash provided by operating activities                                          15,325            13,260
                                                                              ----------------  ----------------

Investing activities:
   Purchase of property and equipment                                                (20,125)          (27,851)
   Purchase of intangible assets                                                           -               (47)
                                                                              ----------------  ----------------
   Net cash used in investing activities                                             (20,125)          (27,898)
                                                                              ----------------  ----------------

Financing activities:
   Principal payments on capital lease obligations                                         -               (53)
   Capital contributions                                                              18,500            19,400
   Preferred interest distribution                                                   (14,000)          (14,000)
   Borrowings under senior credit facility                                                 -            14,000
                                                                              ----------------  ----------------
   Net cash provided by financing activities                                           4,500            19,347
                                                                              ----------------  ----------------
Net increase in cash and cash equivalents                                               (300)            4,709
Cash and cash equivalents, beginning of period                                         1,169               882
                                                                              ----------------  ----------------
Cash and cash equivalents, end of period                                         $       869       $     5,591
                                                                              ================  ================

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Cable System Transactions

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T cable subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T transactions"). As a result of the AT&T transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by the Company and including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers.

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

4. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse affect on the Company's consolidated financial condition.

5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

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

     . the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Preferred Interests, thereby reducing the funds available to the System for its operations and future business opportunities;

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

The following discussion relates to the operations of the System for the three months and nine months ended September 30, 2001 compared to the three months and nine months ended September 30, 2000. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000. Coaxial is deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are included in the consolidated financial statements of Coaxial LLC. Therefore, the historical operating results of Coaxial LLC reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC appear elsewhere in this report under the heading "Coaxial LLC."

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility.

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

Although the financial results of Insight Ohio are consolidated into Insight Midwest as a result of the AT&T transactions, as noted above, for financing purposes, Insight Ohio is an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes remains in place.

Results of Operations

Substantially all of the System's revenue was earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, the System earns revenue from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System:

                                                             Three months                        Nine months
                                                         ended September 30,                 ended September 30,
                                                        2001              2000             2001               2000
                                                    --------------   -------------    ---------------    -------------
                                                            (in thousands)                     (in thousands)

Revenue                                             $    13,891       $    12,435      $    40,992        $    36,381
Operating costs and expenses:
     Programming and other operating costs                6,021             4,963           16,700             14,603
     Selling, general and administrative                  2,653             2,466            7,937              6,915
     Management fees                                        415               374            1,229              1,103
     Depreciation and amortization                        3,317             2,863            9,027              7,756
                                                    --------------   -------------    ---------------    -------------
Total operating costs and expenses                       12,406            10,666           34,893             30,377
                                                    --------------   -------------    ---------------    -------------
Operating income                                          1,485             1,769            6,099              6,004
Interest expense                                           (430)             (633)          (1,350)            (1,381)
Net income                                                1,079             1,158            4,634              4,729
Net cash provided by operating activities                 2,507             4,600           15,325             13,260
Net cash used in investing activities                     7,380            12,167           20,125             27,898
Net cash provided by financing activities                 3,118             7,388            4,500             19,347

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue for the three months ended September 30, 2001 increased $1.5 million or 11.7% to $13.9 million from $12.4 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, customers served averaged approximately 85,800 compared to approximately 84,500 during the three months ended September 30, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

Revenue by service offering was as follows for the three months ended September 30 (in thousands):

                           2001                     2000
                          Revenue                 Revenue
                            by                      by
                         Service    % of Total  by Service  % of Total
                         Offering    Revenue     Offering    Revenue
                        ----------  ----------  ----------- -----------
Basic                    $   7,271       52.4%   $   6,891       55.4%
Premium                      1,636       11.8%       1,725       13.9%
Pay-per-view                   267        1.9%         363        2.9%
Digital                        985        7.1%         505        4.1%
Advertising sales            1,024        7.4%       1,067        8.6%
Data services                1,256        9.0%         312        2.5%
Other                        1,452       10.4%       1,572       12.6%
                        ----------  ----------  ----------- -----------

Total                    $  13,891      100.0%   $  12,435      100.0%
                        ==========  ==========  =========== ===========

RGUs (Revenue Generating Units) were approximately 117,100 as of September 30, 2001 compared to approximately 97,300 as of September 30, 2000. This represents an annualized growth rate of 20.3%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended September 30, 2001 was $53.94 compared to $49.07 for the three months ended September 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $8.70 for the three months ended September 30, 2001 compared to $3.22 for the three months ended September 30, 2000. As of September 30, 2001, there were approximately 21,200 digital customers representing a 33.4% penetration (digital customers as a percentage of total customers with access to digital service). High-speed data services were launched during the three months ended September 30, 2000. As of September 30, 2001, there were approximately 10,100 cable modem customers compared to 2,900 cable modem customers as of September 30, 2000, respectively, representing a penetration (modem customers as a percentage of homes passed with access to high-speed data services) of 6.8% and 4.0%, respectively.

Programming and other operating costs increased $1.1 million or 21.3% to $6.0 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000. The increase was primarily attributable to increased programming rates associated with digital services.

Selling, general and administrative expenses increased $187,000 or 7.6% to $2.7 million for the three months ended September 30, 2001 from $2.5 million for the three months ended September 30, 2000.

The increase was primarily attributable to increased marketing activity and corporate expenses associated with advertising sales.

Depreciation and amortization expense for the three months ended September 30, 2001 increased $454,000 or 15.9% to $3.3 million from $2.9 million for the three months ended September 30, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild of systems from earlier in the year.

Interest expense for the three months ended September 30, 2001 decreased $203,000 or 32.1% to $430,000 from $633,000 for the three months ended September 30, 2000. This decrease was primarily attributable to lower interest rates on outstanding borrowings.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue for the nine months ended September 30, 2001 increased $4.6 million or 12.7% to $41.0 million compared to $36.4 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, customers served averaged approximately 85,800 compared to approximately 84,400 during the nine months ended September 30, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

Revenue by service offering was as follows for the nine months ended September 30 (in thousands):

                            2001                    2000
                           Revenue                 Revenue
                             by                      by
                          Service     % of Total  Service    % of Total
                          Offering      Revenue   Offering     Revenue
                         -----------------------------------------------
       Basic              $  21,616      52.7%    $ 20,475      56.3%
       Premium                5,109      12.5%       5,190      14.3%
       Pay-per-view             900       2.2%       1,325       3.6%
       Digital                2,840       6.9%         950       2.6%
       Advertising sales      3,059       7.5%       3,338       9.2%
       Data services          3,057       7.4%         408       1.1%
       Other                  4,411      10.8%       4,695      12.9%
                         ----------------------------------------------

       Total              $  40,992     100.0%    $ 36,381     100.0%
                         ===============================================

RGUs were approximately 117,100 as of September 30, 2001 compared to approximately 97,300 as of September 30, 2000. This represents an annualized growth rate of 20.3%.

Average monthly revenue per basic customer for the nine months ended September 30, 2001 was $53.11 compared to $47.85 for the nine months ended September 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $7.64 for the nine months ended September 30, 2001 compared to $1.79 for the nine months ended September 30, 2000. As of September 30, 2001, there were approximately 21,200 digital customers representing a 33.4% penetration. High-speed data services were launched during the three months ended September 30, 2000. As of September 30, 2001, there were approximately 10,100 cable modem customers compared to 2,900 cable modem customers as of September 30, 2000, respectively, representing a penetration (modem customers as a percentage of homes passed with access to high-speed data services) of 6.8% and 4.0%, respectively.

Programming and other operating costs increased $2.1 million or 14.4% to $16.7 million for the nine months ended September 30, 2001 from $14.6 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased programming rates associated with the digital services.

Selling, general and administrative expenses increased $1.0 million or 14.8% to $7.9 million for the nine months ended September 30, 2001 from $6.9 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased marketing activity and corporate expenses associated with advertising sales.

Depreciation and amortization expense for the nine months ended September 30, 2001 increased $1.3 million or 16.4% to $9.0 million from $7.8 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild of systems from earlier in the year.

Interest expense of $1.4 million for the nine months ended September 30, 2001 remained relatively flat compared to September 30, 2000. This was primarily attributable to lower interest rates on outstanding borrowings offset by a higher average outstanding borrowings balance.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $20.1 million for the nine months ended September 30, 2001. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures were financed by cash flows from operations and capital contributions.

Insight continues to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of plant to allow two-way transmission and the installation of digital equipment.

Capital expenditures are expected to approximate $25.5 million during the year ending December 31, 2001 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the plant upgrade to 870 MHz and to activate plant for two-way transmission, which is necessary to facilitate the deployment of interactive services.

Cash provided by operations for the nine months ended September 30, 2001 and 2000 was $15.3 million and $13.3 million, respectively. The increase was primarily attributable to timing changes in working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $20.1 million and $27.9 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the nine months ended September 30, 2001 was $4.5 million. This was comprised of capital contributions of $18.5 million, less distributions on preferred interests of $14.0 million. Cash provided by financing activities for the nine months ended September 30, 2000 was $19.3 million consisting of borrowings under the Senior Credit Facility of $14.0 million and capital contributions of $19.4 million, less distributions on preferred interests of $14.0 million. The $25.0 million Senior Credit Facility was fully borrowed as of September 30, 2001.

Due to the increased rebuild costs, management determined that cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2001. Insight Midwest contributed $18.5 million to Insight Ohio during the nine months ended September 30, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

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

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Discount Notes as of September 30, 2001 was $41.7 million and $44.2 million, respectively. The fair value and carrying value of the Senior Notes as of September 30, 2001 was $137.0 million and $140.0 million, respectively.

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

Dated: November 13, 2001             Coaxial LLC
                                    (Registrant)


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

Dated: November 13, 2001             Coaxial Financing Corp.
                                    (Registrant)


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

Dated: November 13, 2001            Insight Communications of Central Ohio, LLC
                                   (Registrant)


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