Form 10-Q
period 2002-03-31
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2002-05-15
CIK 1071003, 1070242, 1071001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (917) 286-2300
            (Registrants' telephone number, including area code)
                              -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Coaxial LLC                                                     Not Applicable
Coaxial Financing Corp.                                         Not Applicable
Insight Communications of Central Ohio, LLC                     Not Applicable

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                   COAXIAL LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                 March 31,       December 31,
                                                                  2002               2001
                                                               ----------         ----------
                                                               (unaudited)
Assets
Investments                                                  $   16,760         $   19,328
Dividends receivable                                              1,750              5,250
                                                             ----------         ----------
  Total current assets                                           18,510             24,578

Deferred financing costs, net                                     3,623              3,814
Investment in affiliate                                         187,168            185,713
Note receivable - Coaxial DJM LLC                                 6,750              6,750
Note receivable - Coaxial DSM LLC                                 3,000              3,000
Interest receivable on notes                                      5,760              5,272
                                                             ----------         ----------
  Total assets                                               $  224,811         $  229,127
                                                             ==========         ==========

Liabilities and members' equity
Accrued interest                                             $    1,750         $    5,250
                                                             ----------         ----------
  Total current liabilities                                       1,750              5,250

Senior discount notes                                            47,168             45,713
Senior notes, including $105.6 million to be paid by
Phoenix Associates                                              140,000            140,000
                                                             ----------         ----------
  Total liabilities                                             188,918            190,963

Commitments and contingencies

Members' equity:
In-substance allocation of proceeds related to senior notes
  to be paid by Phoenix Associates                              (64,985)           (70,263)
Members' accumulated equity                                     101,618            106,599
Accumulated other comprehensive income (loss)                      (740)             1,828
                                                             ----------         ----------
  Total members' equity                                          35,893             38,164
                                                             ----------         ----------
  Total liabilities and members' equity                      $  224,811         $  229,127
                                                             ==========         ==========

                             See accompanying notes

                                   COAXIAL LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                            Three months ended March 31,
                                                 2002            2001
                                            ----------         ----------

Expenses:
  Amortization                              $     191          $     191

Other income (expense):
  Interest income - related parties               488                430
  Interest expense                             (4,955)            (4,766)
  Dividend on preferred interests               4,955              4,766
                                            ----------         ----------
    Total other income, net                       488                430
                                            ----------         ----------
Net income                                  $     297          $     239
                                            ==========         ==========

                             See accompanying notes

                                   COAXIAL LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                  Three months ended March 31,
                                                                    2002                2001
                                                                -------------       -----------

Operating activities:
  Net income                                                    $      297          $      239
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Amortization                                                       191                 191
    Interest expense paid by affiliate                               2,639               2,639
    Dividend on preferred interest                                  (4,955)             (4,766)

    Accretion of original issue discount on Senior Discount
      Notes                                                          1,455               1,266

    Changes in operating assets and liabilities:
      Accrued interest                                                (861)               (861)
      Due from related parties                                        (488)               (430)
                                                                -----------         -----------
  Net cash used in operating activities                             (1,722)             (1,722)
                                                                -----------         -----------

Financing activities:
  Capital distributions                                             (5,278)             (5,278)
  Proceeds from dividend on preferred interests                      7,000               7,000
                                                                -----------         -----------
  Net cash provided by financing activities                          1,722               1,722
                                                                -----------         -----------

Net change in cash and cash equivalents                                  -                   -
Cash and cash equivalents, beginning of period                           -                   -
                                                                -----------         -----------
Cash and cash equivalents, end of period                        $        -          $        -
                                                                ===========         ===========

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

In connection with the contribution of Coaxial's cable system ("the System") described below and with the issuance of the Senior Notes and Senior Discount Notes by Coaxial and the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial contributed their stock to three separate limited liability companies. Accordingly, Coaxial is a subsidiary of the Company, which owns 67 1/2% of Coaxial's outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

The Company and Coaxial Financing Corp. are co-issuers of the Senior Discount Notes. Coaxial and Phoenix are co-issuers of the Senior Notes. The ability of Coaxial Financing Corp., the Company, Coaxial and Phoenix to make scheduled payments with respect to the Senior Discount Notes and Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest and Series B preferred equity interest to Coaxial are designed to provide the cash flow necessary to service the debt requirements on the Senior Notes and Senior Discount Notes, respectively.

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

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                   COAXIAL LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Discount Notes was $46.2 million and $42.6 million as of March 31, 2002 and December 31, 2001, respectively. The fair value of the Senior Notes was $141.9 million and $143.5 million as of March 31, 2002 and December 31, 2001, respectively.

4. COMPREHENSIVE INCOME AND LOSS

Comprehensive income (loss) totaled ($2.3) million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                             COAXIAL FINANCING CORP.
                                 BALANCE SHEETS
                                 (in thousands)


                                                               March 31,        December 31,
                                                                 2002              2001
                                                              ----------        -----------
                                                              (unaudited)

Assets
Cash                                                          $       1          $       1
Deferred financing costs, net                                       864                898
                                                              ---------          ----------
  Total assets                                                $     865          $     899
                                                              =========          ==========

Liabilities and shareholders' deficit
Senior discount notes, to be paid by Coaxial LLC              $  47,168          $  45,713

Shareholders' deficit:
Common stock; $.01 par value; 1,000 shares authorized,
  issued and outstanding                                              -                  -
Paid-in-capital                                                       1                  1
In-substance allocation of proceeds related to senior
  discount notes to be paid by Coaxial LLC                      (28,646)           (28,646)
Accumulated deficit                                             (17,658)           (16,169)
                                                              ---------          ----------
  Total shareholders' deficit                                   (46,303)           (44,814)
                                                              ---------          ----------
  Total liabilities and shareholders' deficit                 $     865          $     899
                                                              =========          ==========

                             See accompanying notes

                             COAXIAL FINANCING CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                 Three months ended March 31,
                                    2002               2001
                                    ----               ----

Expenses:

Amortization                  $      (34)          $      (34)
Interest                          (1,455)              (1,266)
                              ----------           ----------
  Net loss                    $   (1,489)          $   (1,300)
                              ==========           ==========

                             See accompanying notes

                             COAXIAL FINANCING CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                    Three months ended March 31,
                                                         2002           2001
                                                         ----           ----

Cash flows from operating activities:

Net loss                                             $  (1,489)     $  (1,300)
Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization of deferred financing costs                  34             34
  Accretion of original issue discount on senior
    discount notes assumed by affiliate                  1,455          1,266
                                                     ---------      ---------

Net cash provided by operating activities                    -              -
                                                     ---------      ---------

Net change in cash                                           -              -
Cash, beginning of period                                    1              1
                                                     ---------      ---------
Cash, end of period                                  $       1      $       1
                                                     =========      =========

                             See accompanying notes

                             COAXIAL FINANCING CORP.
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

1. ORGANIZATION

Coaxial Financing Corp. (the "Company"), a Delaware corporation, was formed on July 24, 1998, for the sole purpose of being a co-issuer with Coaxial LLC, a related entity, of discount notes which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Discount Notes was $46.2 million and $42.6 million as of March 31, 2002 and December 31, 2001, respectively.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                    March 31,       December 31,
                                                                                      2002             2001
                                                                               ---------------------------------
                                                                                 (unaudited)
Assets
Investments                                                                     $   16,760        $   19,328
Dividend receivable                                                                  1,750             5,250
                                                                               ---------------------------------
  Total current assets                                                              18,510            24,578

Deferred financing costs, net                                                        2,758             2,915
Investment in affiliate                                                            187,168           185,713
                                                                               ---------------------------------
  Total assets                                                                  $  208,436        $  213,206
                                                                               =================================

Liabilities and shareholders' equity
Accrued interest                                                                $    1,750        $    5,250
                                                                               ---------------------------------
  Total current liabilities                                                          1,750             5,250

Senior notes, including $105.6 million to be paid by Phoenix Associates            140,000           140,000
                                                                               ---------------------------------
  Total liabilities                                                                141,750           145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and
  outstanding as of March 31, 2002 and December 31, 2001                                 1                 1
Paid in capital                                                                     11,501            11,501
In-substance allocation of proceeds related to senior notes to be paid by
  Phoenix Associates                                                               (64,985)          (70,263)
Retained earnings                                                                  120,909           124,889
Accumulated other comprehensive income (loss)                                         (740)            1,828
                                                                               ---------------------------------
  Total shareholders' equity                                                        66,686            67,956
                                                                               ---------------------------------
  Total liabilities and shareholders' equity                                    $  208,436        $  213,206
                                                                               =================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                           Three months ended March 31,
                                            2002                  2001
                                    --------------------------------------
Expenses:
Amortization                           $      157          $    157

Other income (expense):
  Interest expense                         (3,500)            (3,500)
  Dividend on preferred interests           4,955              4,766
                                    --------------------------------------
        Total other income, net             1,455              1,266

                                    --------------------------------------
Net income                             $    1,298          $   1,109
                                    ======================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Three months ended March 31,
                                                                             2002       2001
                                                                       ----------------------------

Operating activities:
   Net income                                                           $   1,298  $   1,109
   Adjustments to reconcile net income to net cash used in operating activities:
     Amortization                                                             157        157
     Interest expense paid by affiliate                                     2,639      2,639
     Dividend on preferred interest                                        (4,955)    (4,766)
     Changes in operating assets and liabilities:
       Accrued interest                                                      (861)      (861)
                                                                       ----------------------------
   Net cash used in operating activities                                   (1,722)    (1,722)
                                                                       ----------------------------

Financing activities:
   Capital distributions                                                   (5,278)    (5,278)
   Proceeds from dividend on preferred interest                             7,000      7,000
                                                                       ----------------------------
   Net cash provided by financing activities                                1,722      1,722
                                                                       ----------------------------

Net change in cash and cash equivalents                                         -          -
Cash and cash equivalents, beginning of period                                  -          -
                                                                       ----------------------------
Cash and cash equivalents, end of period                                $       -  $       -
                                                                       ============================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

The Company and Phoenix are co-issuers of the Senior Notes. The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Notes was $141.9 million and $143.5 million as of March 31, 2002 and December 31, 2001, respectively.

4. COMPREHENSIVE INCOME AND LOSS

Comprehensive income (loss) totaled ($1.3) million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)

                                                                        March 31,     December 31,
                                                                          2002             2001
                                                                   -----------------------------
                                                                      (unaudited)

Assets
Interest receivable                                                $       570    $       531
Notes receivable - related parties                                         550            550
                                                                   -----------------------------
   Total current assets                                                  1,120          1,081

Due from related party                                                     406            406
Deferred financing costs, net                                            2,758          2,915
                                                                   -----------------------------
   Total assets                                                    $     4,284    $     4,402
                                                                   =============================

Liabilities and partners' deficit
Interest payable                                                   $     1,750    $     5,250
                                                                   -----------------------------
   Total current liabilities                                             1,750          5,250

Senior notes, including $34.4 million to be paid by
 Coaxial Communications of Central Ohio, Inc.                          140,000        140,000
                                                                   -----------------------------
   Total liabilities                                                   141,750        145,250

Commitments and contingencies

Partners' deficit:
In-substance allocation of proceeds related to senior
  notes to be paid by Coaxial Communications of Central Ohio, Inc.     (21,155)       (22,877)
Partners' accumulated deficit                                         (116,311)      (117,971)
                                                                   -----------------------------
   Total partners' deficit                                            (137,466)      (140,848)
                                                                   -----------------------------
   Total liabilities and partners' deficit                         $     4,284    $     4,402
                                                                   =============================

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                         Three months ended March 31,
                                           2002              2001
                                       ----------         ----------

Expenses:
   Amortization                        $    (157)         $    (157)

Interest income (expense):
   Interest income-related parties            39                 39
   Interest expense                       (3,500)            (3,500)
                                       ----------         ----------
       Total interest expense, net        (3,461)            (3,461)

                                       ----------         ----------
Net loss                               $  (3,618)         $  (3,618)
                                       ==========         ==========

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Three months ended March 31,
                                                                                2002              2001
                                                                          -----------        ------------

Operating activities:
     Net loss                                                             $   (3,618)          $  (3,618)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization                                                            157                 157
         Interest expense assumed by affiliate                                   861                 861
         Changes in operating assets and liabilities:
              Interest receivable                                                (39)                (39)
              Interest payable                                                (2,639)             (2,639)
                                                                          -----------        ------------
     Net cash used in operating activities                                    (5,278)             (5,278)
                                                                          -----------        ------------

Financing activities:
     Capital contributions                                                     5,278               5,278
                                                                          -----------        ------------
     Net cash provided by financing activities                                 5,278               5,278
                                                                          -----------        ------------

Net change in cash                                                                 -                   -
Cash, beginning of period                                                          -                   -
                                                                          -----------        ------------
Cash, end of period                                                       $        -           $       -
                                                                          ===========        ============

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

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (continued)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Notes was $141.9 million and $143.5 million as of March 31, 2002 and December 31, 2001, respectively.

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)

                                                                  March 31,     December 31,
                                                                    2002            2001
                                                           --------------------------------
                                                             (unaudited)
Assets
Cash and cash equivalents                                     $      5,249     $      2,158
Trade accounts receivable, net of allowance for doubtful
  accounts of $177 and $158 as of March 31, 2002 and
  December 31, 2001, respectively                                    2,105            2,599
Launch funds receivable                                              1,181            1,327
Prepaid expenses and other assets                                      428              401
                                                              -----------------------------
   Total current assets                                              8,963            6,485

Fixed assets, net                                                   92,787           91,673
Intangible assets, net                                                 529              499
                                                              -----------------------------
   Total assets                                               $    102,279     $     98,657
                                                              =============================

Liabilities and members' deficit
Accounts payable                                              $      4,306     $      5,689
Accrued expenses and other liabilities                               1,771            1,321
Accrued property taxes                                                 437               10
Accrued programming costs                                            2,192            2,194
Deferred revenue                                                     1,054            1,219
Debt, current portion                                                1,250               -
Interest payable                                                       170              232
Preferred interest distribution payable                              1,750            5,250
Due to affiliates                                                    5,807            5,890
                                                              -----------------------------
   Total current liabilities                                        18,737           21,805

Deferred revenue                                                       928            1,559
Debt                                                                23,750           25,000
                                                              -----------------------------
   Total liabilities                                                43,415           48,364

Commitments and contingencies

Preferred interests                                                187,168          185,713

Members' deficit                                                  (128,304)        (135,420)
                                                              -----------------------------
   Total liabilities and members' deficit                     $    102,279     $     98,657
                                                              =============================

                             See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                           Three months ended March 31,
                                                           2002                    2001
                                                    -------------           --------------

Revenue                                             $      15,040           $      13,491

Operating costs and expenses:
   Programming and other operating costs                    5,680                   5,096
   Selling, general and administrative                      2,989                   2,902
   Management fees                                            439                     396
   Depreciation and amortization                            3,680                   2,720
                                                    -------------           --------------
Total operating costs and expenses                         12,788                  11,114

Operating income                                            2,252                   2,377

Other income (expense):
   Interest expense                                          (211)                   (502)
   Interest income                                              2                      15
   Other                                                       28                      24
                                                    --------------          --------------
        Total other expense, net                             (181)                   (463)

Net income                                                  2,071                   1,914
Accrual of preferred interests                             (4,955)                 (4,766)
                                                    --------------          --------------
Net loss attributable to common interests           $      (2,884)          $      (2,852)
                                                    ==============          ==============

                             See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Three months ended March 31,
                                                                        2002            2001
                                                                   -----------     ------------
Operating activities:
   Net income                                                      $     2,071     $     1,914
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                       3,680           2,720
     Provision for losses on trade accounts receivable                     303             306
     Changes in operating assets and liabilities:
       Trade accounts receivable                                           191             562
       Launch funds receivable                                             146             266
       Prepaid expenses and other assets                                   (27)           (164)
       Accounts payable and accrued expenses                            (1,449)         (3,184)
                                                                   ------------    ------------
   Net cash provided by operating activities                             4,915           2,420
                                                                   ------------    ------------

Investing activities:
   Purchase of property and equipment                                   (4,784)         (3,505)
   Purchase of intangible assets                                           (40)              -
                                                                   ------------    ------------
   Net cash used in investing activities                                (4,824)         (3,505)
                                                                   ------------    ------------

Financing activities:
   Capital contributions                                                10,000           8,382
   Preferred interest distribution                                      (7,000)         (7,000)
                                                                   ------------    ------------
   Net cash provided by financing activities                             3,000           1,382
                                                                   ------------    ------------

Net increase in cash and cash equivalents                                3,091             297
Cash and cash equivalents, beginning of period                           2,158           1,169
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $     5,249     $     1,466
                                                                   ============    ============

                             See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

1.  BUSINESS ORGANIZATION AND PURPOSE

Insight Communications of Central Ohio, LLC (the "Company") is a subsidiary of Insight Holdings of Ohio, LLC which owns 100% of its common equity, which is a wholly owned subsidiary of Insight Midwest, L.P. ("Insight Midwest"). Insight Midwest is equally owned by Insight Communications Company L.P. ("Insight LP") and AT&T Broadband. Insight LP, as general partner and manager of Insight Midwest, manages and operates the Company's systems. The Company provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  ACCOUNTING FOR FRANCHISE FEES

The Company has historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received by a vendor from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations in this manner. Consequently, beginning January 1, 2002, the Company has presented reimbursements of

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

3.  ACCOUNTING FOR FRANCHISE FEES (continued)

franchise fees as revenues and franchise fee payments as expenses in the accompanying statements of operations. Additionally, the Company has adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations.

5.  COMMITMENTS AND CONTINGENCIES

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

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

6.  RELATED PARTY TRANSACTIONS

MANAGEMENT FEES

The Company pays Insight LP management fees of approximately 3% of its revenue to serve as manager of the Company's cable systems. Fees under this operating agreement were $439,000 and $396,000 for the three months ended March 31, 2002 and 2001, respectively.

PROGAMMING

The Company purchases substantially all of its pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $1.7 million and $1.9 million for the three months ended March 31, 2002 and 2001. As of March 31, 2002 and December 31, 2001, $1.1 million and $1.6 million of accrued programming costs were due to affiliates of AT&T Broadband. The Company believes that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial LLC ("Coaxial"), Coaxial Financing Corp. and Insight Ohio (collectively, the "Companies") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Companies, and reflect future business decisions that are subject to change. Although the management of the Companies believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

.. the ability of Coaxial and Coaxial Financing Corp. to make scheduled payments with respect to the Senior Discount Notes (as defined below) which is dependent upon the financial and operating performance of the System;

.. the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Preferred Interests, thereby reducing the funds available to the System for its operations and future business opportunities;

.. the fact that Coaxial and Coaxial Financing Corp. have no significant assets other than Coaxial's ownership of the common equity of Coaxial Communications of Central Ohio, Inc. ("Coaxial Inc.") and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial Inc.) and Coaxial DSM LLC (an owner of 10% of the common equity of Coaxial Inc.) to Coaxial; and

.. the fact that the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of the Companies does not intend to update these forward-looking statements.

Coaxial and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Discount Notes. Insight Communications Company, LP ("Insight LP") serves as the manager of the System.

The following discussion relates to the operations of the System for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

OVERVIEW

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes and Senior Discount Notes, Insight LP receives management fees of approximately 3.0% of gross operating revenue of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes and Senior Discount Notes as well as Insight Ohio's Senior Credit Facility.

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

The Company has historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received by a vendor from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations in this manner. Consequently, beginning January 1, 2002, the Company has presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying statements of operations. Additionally, the Company has adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000.

The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System:

                                                 Three months ended March 31,
                                                    2002            2001
                                                -------------  --------------
                                                        (in thousands)

Revenue                                         $  15,040      $  13,491
Operating costs and expenses:
     Programming and other operating costs          5,680          5,096
     Selling, general and administrative            2,989          2,902
     Management fees                                  439            396
     Depreciation and amortization                  3,680          2,720
                                                -------------  --------------
Total operating costs and expenses                 12,788         11,114
                                                -------------  --------------
Operating income                                    2,252          2,377
EBITDA                                              5,960          5,121
Interest expense                                      211            502
Net income                                          2,071          1,914
Net cash provided by operating activities           4,915          2,420
Net cash used in investing activities               4,824          3,505
Net cash provided by financing activities           3,000          1,382

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue for the three months ended March 31, 2002 increased $1.5 million or 11.5% to $15.0 million from $13.5 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, customers served averaged approximately 86,800 compared to approximately 85,700 during the three months ended March 31, 2001. The increase in revenue was primarily attributable to gains in our high-speed and digital services with revenue increases quarter over quarter of 120.0% and 33.7%. In addition, our basic cable service increased $382,000 or 5.4% primarily due to basic cable rate increases that took effect in the second quarter of 2001 and continued customer growth during the quarter.

Revenue by service offering was as follows for the three months ended March 31, (in thousands):

                    2002 Revenue                   2001 Revenue
                     by Service     % of Total      by Service    % of Total
                      Offering        Revenue        Offering       Revenue
                   -----------    ------------  ---------------  ----------
Basic                $   7,519           50.0%     $   7,137          52.9%
Premium                  1,607           10.7%         1,732          12.8%
Pay-per-view               162            1.1%           292           2.2%
Digital                  1,190            7.9%           890           6.6%
Advertising sales        1,071            7.1%           831           6.2%
Data services            1,594           10.6%           725           5.4%
Franchise fees             399            2.7%           379           2.8%
Other                    1,498            9.9%         1,505          11.1%
                   -----------    ------------  -------------    ----------

Total                $  15,040          100.0%     $  13,491         100.0%
                   ===========    ============  =============    ==========

RGUs (Revenue Generating Units) were approximately 127,800 as of March 31, 2002 compared to approximately 111,300 as of March 31, 2001. This represents an annual growth rate of 14.8%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended March 31, 2002 was $57.76 compared to $52.49 for the three months ended March 31, 2001. Average monthly revenue per basic customer for digital and high-speed data services was $10.69 for the three months ended March 31, 2002 compared to $6.28 for the three months ended March 31, 2001. As of March 31, 2002, there were approximately 26,000 digital customers compared to approximately 17,900 digital customers as of March 31, 2001, representing a penetration of 33.9% and 28.7%, respectively. As of March 31, 2002, there were approximately 14,100 high-speed data customers compared to approximately 7,500 high-speed data customers as of March 31, 2001, representing a penetration of 8.3% and 5.2%, respectively.

Programming and other operating costs increased $584,000 or 11.5% to $5.7 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. The increase was primarily attributable to increased programming rates associated with the Company's classic service and an increase in property taxes offset by decreases in costs related to digital and high-speed data services.

Selling, general and administrative expenses remained relatively flat from the prior year quarter. The increase of $87,000 or 3.0% to $3.0 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001 was primarily attributable to increased corporate overhead expenses during the quarter.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the three months ended March 31, 2002 increased $960,000 or 35.3% to $3.7 million from $2.7 million for the three months ended March 31, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

EBITDA increased 16.4% to $6.0 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. This increase was primarily due to the 11.5% increase in revenue.

Interest expense for the three months ended March 31, 2002 decreased $291,000 or 58.0% to $211,000 from $502,000 for the three months ended March 31, 2001. This decrease was primarily attributable to lower interest rates.

For the three months ended March 31, 2002, the net income was $2.1 million primarily for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $4.8 million for the three months ended March 31, 2002. These expenditures were primarily for the upgrade of the System and plant expansions. Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the three months ended March 31, 2002 and 2001 was $4.9 million and $2.4 million, respectively. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2002 and 2001 was $4.8 million and $3.5 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the three months ended March 31, 2002 was $3.0 million. This was comprised of capital contributions from Insight Midwest of $10.0 million offset by distributions on preferred interests of $7.0 million. Cash provided by financing activities for the three months ended March 31, 2001 was $1.4 million consisting of capital contributions of $8.4 million, less distributions on preferred interests of $7.0 million.

The Senior Credit Facility contains covenants restricting, among other things, the Company's ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

The following summarizes our contractual obligations as of March 31, 2002, including periods in which the related payments are due:

                                                    2003          2005
                                       2002       to 2004        to 2006    Thereafter       Total
                                    ----------------------------------------------------------------

Long-term debt                        $     -    $ 25,000     $       -     $      -       $  25,000
Operating leases                           48          25            16          193             282
Preferred interests                     7,000      35,193       175,387       66,659         284,239
                                    ----------------------------------------------------------------
  Total cash obligations              $ 7,048    $ 60,218     $ 175,403     $ 66,852       $ 309,521
                                    ================================================================

Due to the increased capital expenditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2002. Insight Midwest contributed $10.0 million to Insight Ohio during the three months ended March 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Companies do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose them to market risk, interest rate, foreign currency exchange, commodity price or equity price risk. The Companies have not entered into forward or future contracts, purchased options or entered into swap agreements.

Insight Ohio's Senior Credit Facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $250,000. The Senior Notes and Senior Discount Notes bear interest at fixed rates.

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes and Senior Discount Notes as of March 31, 2002 was $141.9 million and $140.0 million and $46.2 million and $47.2 million, respectively.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 First Amendment, dated as of June 30, 2000, to the Revolving Credit Agreement
         10.2 Second Amendment, dated as of June 30, 2000, to the Revolving Credit Agreement
         10.3 Third Amendment, dated as of March 4, 2002, to the Revolving Credit Agreement

(b) Reports on Form 8-K:

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                 Coaxial LLC
                                    (Registrant)

                                    By: /s/ Dinesh C. Jain
                                    ----------------------
                                    Dinesh C. Jain
                                    Senior Vice President and Chief
                                    Financial Officer
                                    Insight Communications Company, Inc.
                                    (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                 Coaxial Financing Corp.
                                    (Registrant)


                                    By: /s/ Dinesh C. Jain
                                    ----------------------
                                    Dinesh C. Jain
                                    Senior Vice President and Chief
                                    Financial Officer
                                    Insight Communications Company, Inc.
                                    (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                 Insight Communications of Central Ohio, LLC
                                    (Registrant)


                                    By: /s/ Dinesh C Jain
                                    ---------------------
                                    Dinesh C Jain
                                    Senior Vice President and Chief
                                    Financial Officer
                                    Insight Communications Company, Inc.
                                    (Principal Financial Officer)