Form 10-Q
period 2002-06-30
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2002-08-14
CIK 1071003, 1070242, 1071001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002

Commission File Numbers:	333-64449-02
333-64449-01
333-64449

Coaxial LLC
Coaxial Financing Corp.
Insight Communications of Central Ohio, LLC
(Exact name of registrants as specified in their charters)

Delaware	13-4080422
Delaware	13-4061992
Delaware	13-4017803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Insight Communications Company, Inc.
810 7th Avenue
New York, New York 10019
(Address of principal executive offices, including zip code)

(917) 286-2300
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

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

COAXIAL LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Investments	$9,384	$19,328
Dividends receivable	5,250	5,250

Total current assets	14,634	24,578

Deferred financing costs, net	3,432	3,814
Investment in affiliate	188,670	185,713
Note receivable – Coaxial DJM LLC	6,750	6,750
Note receivable – Coaxial DSM LLC	3,000	3,000
Interest receivable on notes	6,265	5,272

Total assets	$222,751	$229,127

Liabilities and members’ equity
Accrued interest	$5,250	$5,250

Total current liabilities	5,250	5,250

Senior discount notes	48,670	45,713
Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	193,920	190,963

Commitments and contingencies

Members’ equity:
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(64,985)	(70,263)
Members’ accumulated equity	101,932	106,599
Accumulated other comprehensive income (loss)	(8,116)	1,828

Total members’ equity	28,831	38,164

Total liabilities and members’ equity	$222,751	$229,127

See accompanying notes

COAXIAL LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Expenses:
Amortization	$191	$191	$382	$382
Other income (expense):
Interest income — related parties	505	442	993	872
Interest expense	(5,002)	(4,806)	(9,957)	(9,572)
Dividend on preferred interests	5,002	4,806	9,957	9,572

Total other income, net	505	442	993	872
Net income	$314	$251	$611	$490

See accompanying notes

COAXIAL LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net income	$611	$490
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	382	382
Interest expense assumed by affiliate	5,278	5,278
Dividend on preferred interest	(9,957)	(9,572)
Accretion of original issue discount on Senior Discount Notes	2,957	2,572
Changes in operating assets and liabilities:
Due from related parties	(993)	(872)

Net cash used in operating activities	(1,722)	(1,722)

Financing activities:
Capital distributions	(5,278)	(5,278)
Proceeds from dividend on preferred interests	7,000	7,000

Net cash provided by financing activities	1,722	1,722

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See accompanying notes

COAXIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Coaxial LLC (the “Company”), a Delaware limited liability company, was formed on July 24, 1998 in order to own and hold 67½% of the common stock of Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”). The Company has one individual as its sole member.

Coaxial Inc., an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC (“Insight Ohio”). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

In connection with the contribution of Coaxial Inc.’s cable system (“the System”) described below and with the issuance of the Senior Notes and Senior Discount Notes by Coaxial Inc. and the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial Inc. contributed their stock to three separate limited liability companies. Accordingly, Coaxial Inc. is a subsidiary of the Company, which owns 67½% of Coaxial Inc.’s outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial Inc., include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the “Coaxial Entities”), Phoenix Associates (“Phoenix”), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

The Company and Coaxial Financing Corp. are co-issuers of the Senior Discount Notes. Coaxial Inc. and Phoenix are co-issuers of the Senior Notes. The ability of Coaxial Financing Corp., the Company, Coaxial Inc. and Phoenix to make scheduled payments with respect to the Senior Discount Notes and Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest and Series B preferred equity interest to Coaxial Inc. are designed to provide the cash flow necessary to service the debt requirements on the Senior Notes and Senior Discount Notes, respectively.

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

In management’s opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated

COAXIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Responsibility for Interim Financial Statements (continued)

financial statements and notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($7.1) million and ($9.3) million for the three and six months ended June 30, 2002 and ($189,000) and $2.5 million for the three and six months ended June 30, 2001, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

COAXIAL FINANCING CORP.
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net	830	898

Total assets	$831	$899

Liabilities and shareholders’ deficit
Senior discount notes, to be paid by Coaxial LLC	$48,670	$45,713

Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior discount notes to be paid by Coaxial LLC	(28,646)	(28,646)
Accumulated deficit	(19,194)	(16,169)

Total shareholders’ deficit	(47,839)	(44,814)

Total liabilities and shareholders’ deficit	$831	$899

See accompanying notes

COAXIAL FINANCING CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Expenses:

Amortization	$(34)	$(34)	$(68)	$(68)
Interest expense	(1,502)	(1,306)	(2,957)	(2,572)

Net loss	$(1,536)	$(1,340)	$(3,025)	$(2,640)

See accompanying notes

COAXIAL FINANCING CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(3,025)	$(2,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	68	68
Accretion of original issue discount on senior discount notes assumed by affiliate	2,957	2,572

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

See accompanying notes

COAXIAL FINANCING CORP.
NOTES TO FINANCIAL STATEMENTS

1.    Organization

Coaxial Financing Corp. (the “Company”), a Delaware corporation, was formed on July 24, 1998, for the sole purpose of being a co-issuer with Coaxial LLC, a related entity, of discount notes which allows certain investors the ability to be holders of the debt. The Company has no operations. Three individuals own the outstanding shares of the Company.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Investments	$9,384	$19,328
Dividend receivable	5,250	5,250

Total current assets	14,634	24,578

Deferred financing costs, net	2,601	2,915
Investment in affiliate	188,670	185,713

Total assets	$205,905	$213,206

Liabilities and shareholders’ equity
Accrued interest	$5,250	$5,250

Total current liabilities	5,250	5,250

Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	145,250	145,250

Commitments and contingencies

Shareholders’ equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and outstanding as of June 30, 2002 and December 31, 2001	1	1
Paid in capital	11,501	11,501
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(64,985)	(70,263)
Retained earnings	122,254	124,889
Accumulated other comprehensive income (loss)	(8,116)	1,828

Total shareholders’ equity	60,655	67,956

Total liabilities and shareholders’ equity	$205,905	$213,206

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Expenses:
Amortization	157	157	314	314

Other income (expense):
Interest expense	(3,500)	(3,500)	(7,000)	(7,000)
Dividend on preferred interests	5,002	4,806	9,957	9,572

Total other income (expense), net	1,502	1,306	2,957	2,572

Net income	$1,345	$1,149	$2,643	$2,258

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net income	$2,643	$2,258
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	314	314
Interest expense assumed by affiliate	5,278	5,278
Dividend on preferred interest	(9,957)	(9,572)

Net cash used in operating activities	(1,722)	(1,722)

Financing activities:
Capital distributions	(5,278)	(5,278)
Proceeds from dividend on preferred interest	7,000	7,000

Net cash provided by financing activities	1,722	1,722

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
NOTES TO FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Coaxial Communications of Central Ohio, Inc. (the “Company” or “Coaxial Inc.”), an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC (“Insight Ohio”). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Prior to August 8, 2000, the Company owned 100% of the voting interest in Insight Ohio and therefore consolidated the financial statements of Insight Ohio for periods prior to such date. In connection with the contribution of the Company’s cable system (the “System”), the issuance of the Senior Notes and the issuance of the Senior Discount Notes by the Company’s majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67½% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the “Coaxial Entities”), Phoenix Associates (“Phoenix”), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.    Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($6.0) million and ($7.3) million for the three and six months ended June 30, 2002 and $709,000 and $4.2 million for the three and six months ended June 30, 2001, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

PHOENIX ASSOCIATES
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Interest receivable	$609	$531
Notes receivable — related parties	550	550
Total current assets	1,159	1,081

Due from related party	406	406
Deferred financing costs, net	2,601	2,915

Total assets	$4,166	$4,402

Liabilities and partners’ deficit
Interest payable	$5,250	$5,250

Total current liabilities	5,250	5,250

Senior notes, including $34.4 million to be paid by Coaxial Communications of Central Ohio, Inc.	140,000	140,000

Total liabilities	145,250	145,250

Commitments and contingencies

Partners’ deficit:
In-substance allocation of proceeds related to senior notes to be paid by Coaxial Communications of Central Ohio, Inc.	(21,155)	(22,877)
Partners’ accumulated deficit	(119,929)	(117,971)

Total partners’ deficit	(141,084)	(140,848)

Total liabilities and partners’ deficit	$4,166	$4,402

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Expenses:
Amortization	$(157)	$(157)	$(314)	$(314)

Interest income (expense):
Interest income—related parties	39	39	78	78
Interest expense	(3,500)	(3,500)	(7,000)	(7,000)

Total interest expense, net	(3,461)	(3,461)	(6,922)	(6,922)

Net loss	$(3,618)	$(3,618)	$(7,236)	$(7,236)

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(7,236)	$(7,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	314	314
Interest expense assumed by affiliate	1,722	1,722
Changes in operating assets and liabilities:
Interest receivable	(78)	(78)
Interest payable	—	—

Net cash used in operating activities	(5,278)	(5,278)

Financing activities:
Capital contributions	5,278	5,278

Net cash provided by financing activities	5,278	5,278

Net decrease in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes

PHOENIX ASSOCIATES
NOTES TO FINANCIAL STATEMENTS

1.    Business Organization and Purpose

Phoenix Associates (the “Company”) is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. The Company has no operations.

The Company is owned by three separate LLC’s whose sole members are individual partners who share profits and losses in the ratio of 67½%, 22½% and 10%, respectively.

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”), Insight Communications of Central Ohio, LLC (“Insight Ohio”), Coaxial Communications of Southern Ohio, Inc. (“Southern Ohio”), Coaxial Associates of Columbus I (“Columbus I”), Coaxial Associates of Columbus II (“Columbus II”), Paxton Cable Television, Inc. (“Paxton Cable”) and Paxton Communications, Inc. (“Paxton Communications”).

The Company and Coaxial Inc. are co-issuers of the Senior Notes. The ability of the Company and Coaxial Inc. to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest to Coaxial Inc. and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Cash and cash equivalents	$3,020	$2,158
Trade accounts receivable, net of allowance for doubtful accounts of $90 and $158 as of June 30, 2002 and December 31, 2001, respectively	2,048	2,599
Launch funds receivable	763	1,327
Prepaid expenses and other assets	793	401

Total current assets	6,624	6,485

Fixed assets, net	97,056	91,673
Intangible assets, net	601	499

Total assets	$104,281	$98,657

Liabilities and members’ deficit
Accounts payable	$2,371	$5,689
Accrued expenses and other liabilities	2,006	1,321
Accrued property taxes	762	10
Accrued programming costs	2,201	2,194
Deferred revenue	1,217	1,219
Debt—current portion	2,500	—
Interest payable	175	232
Preferred interest distribution payable	5,250	5,250
Due to affiliates	6,459	5,890

Total current liabilities	22,941	21,805

Deferred revenue	928	1,559
Debt	22,500	25,000

Total liabilities	46,369	48,364

Commitments and contingencies

Preferred interests	188,670	185,713

Members’ deficit	(130,758)	(135,420)

Total liabilities and members’ deficit	$104,281	$98,657

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$15,655	$14,369	$30,695	$27,860

Operating costs and expenses:
Programming and other operating costs	5,428	5,582	11,108	10,679
Selling, general and administrative	3,084	3,142	6,073	6,043
Management fees	458	418	897	814
Depreciation and amortization	3,924	2,990	7,604	5,710

Total operating costs and expenses	12,894	12,132	25,682	23,246

Operating income	2,761	2,237	5,013	4,614

Other income (expense):
Interest expense	(247)	(418)	(458)	(920)
Interest income	17	26	19	41
Other	17	(204)	45	(180)

Total other expense, net	(213)	(596)	(394)	(1,059)

Net income	2,548	1,641	4,619	3,555
Accrual of preferred interests	(5,002)	(4,807)	(9,957)	(9,573)

Net loss attributable to common interests	$(2,454)	$(3,166)	$(5,338)	$(6,018)

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net income	$4,619	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,604	5,710
Provision for losses on trade accounts receivable	719	530
Changes in operating assets and liabilities:
Trade accounts receivable	(168)	(126)
Launch funds receivable	564	1,158
Prepaid expenses and other assets	(392)	(77)
Accounts payable and other liabilities	(1,995)	2,068

Net cash provided by operating activities	10,951	12,818

Investing activities:
Purchase of property and equipment	(12,964)	(12,745)
Purchase of intangible assets	(125)	—

Net cash used in investing activities	(13,089)	(12,745)

Financing activities:
Capital contributions	10,000	8,382
Preferred interest distribution	(7,000)	(7,000)

Net cash provided by financing activities	3,000	1,382

Net increase in cash and cash equivalents	862	1,455
Cash and cash equivalents, beginning of period	2,158	1,169

Cash and cash equivalents, end of period	$3,020	$2,624

1.    Business Organization and Purpose

Insight Communications of Central Ohio, LLC (the “Company”) is a subsidiary of Insight Holdings of Ohio, LLC which owns 100% of its common equity, which is a wholly owned subsidiary of Insight Midwest, L.P. (“Insight Midwest”). Insight Midwest is equally owned by Insight Communications Company L.P. (“Insight LP”) and AT&T Broadband. Insight LP, as general partner and manager of Insight Midwest, manages and operates the Company’s systems. The Company provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3.    Accounting for Franchise Fees

Under the Company’s franchise agreements, the Company is obligated to pay to local franchising authorities up to 5% of its gross revenue derived from providing cable and other services the majority of which are passed through to its customers. The Company has historically recorded revenue net of franchise fees charged to its customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, the Company has reclassified the

3.    Accounting for Franchise Fees (continued)

amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000 and $759,000 for the three and six months ended June 30, 2001.

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

4.    Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial position or results of operations.

5.    Commitments and Contingencies

Programming Contracts

The Company enters into long-term contracts with third parties who provide programming for distribution over the Company’s cable television systems. These programming contracts are a significant part of our business and represent a substantial portion of our operating costs. Since future fees under such contracts are based on numerous variables, including number and type of customers, the Company has not recorded any liabilities with respect to such contracts.

Litigation

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on the Company’s future results of operations or financial position.

6.    Related Party Transactions

Management Fees

The Company pays Insight LP management fees of approximately 3% of its revenue to serve as manager of the Company’s cable systems. Fees under this operating agreement were $458,000 and $897,000 for the three and six months ended June 30, 2002 and $418,000 and $814,000 for the three and six months ended June 30, 2001, respectively.

Progamming

The Company purchases substantially all of its pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $1.7 million and $3.4 million for the three and six months ended June 30, 2002 and $1.1 million and $3.0 million for the three and six months ended June 30, 2001, respectively. As of June 30, 2002 and December 31, 2001, $578,000 and $1.6 million of accrued programming costs were due to affiliates of AT&T Broadband. The Company believes that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report.

Forward-Looking Statements

This report contains “forward-looking statements,” including statements containing the words “believes,” “anticipates,” “expects” and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC (“Insight Ohio” or the “System”). All statements other than statements of historical fact included in this report regarding Coaxial LLC (“Coaxial”), Coaxial Financing Corp. and Insight Ohio (collectively, the “Companies”) or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Companies, and reflect future business decisions that are subject to change. Although the management of the Companies believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

•
the ability of Coaxial and Coaxial Financing Corp. to make scheduled payments with respect to the Senior Discount Notes (as defined below) which is dependent upon the financial and operating performance of the System;

•
the fact that a substantial portion of the System’s cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Preferred Interests, thereby reducing the funds available to the System for its operations and future business opportunities;

•
the fact that Coaxial and Coaxial Financing Corp. have no significant assets other than Coaxial’s ownership of the common equity of Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”) and notes issued by Coaxial DJM LLC (an owner of 22.5% of the common equity of Coaxial Inc.) and Coaxial DSM LLC (an owner of 10% of the common equity of Coaxial Inc.) to Coaxial; and

•
the fact that the indenture governing the terms of the Senior Discount Notes imposes restrictions on Coaxial, Coaxial Financing Corp. and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of the Companies does not intend to update these forward-looking statements.

Coaxial and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Discount Notes. Insight Communications Company, LP (“Insight LP”) serves as the manager of the System.

The following discussion relates to the operations of the System for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio’s Senior Credit Facility, and the Senior Notes and Senior Discount Notes, Insight LP receives management fees of approximately 3.0% of gross operating revenue of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes and Senior Discount Notes as well as Insight Ohio’s Senior Credit Facility.

Results of Operations

Substantially all of the System’s revenue was earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, the System earns revenue from commissions for products sold through home shopping networks.

Under the Systems’ franchise agreements, the System is obligated to pay to local franchising authorities up to 5% of its gross revenue derived from providing cable and other services the majority of which are passed through to its customers. The Systems has historically recorded revenue net of franchise fees charged to its customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, the System has reclassified the amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000 and $759,000 for the three and six months ended June 30, 2001.

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

The following table is derived for the periods presented from the System’s financial statements that are included in this report and sets forth certain statement of operations data for the System:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

Revenue	$15,655	$14,369	$30,695	$27,860
Operating costs and expenses:
Programming and other operating costs	5,428	5,582	11,108	10,679
Selling, general and administrative	3,084	3,142	6,073	6,043
Management fees	458	418	897	814
Depreciation and amortization	3,924	2,990	7,604	5,710

Total operating costs and expenses	12,894	12,132	25,682	23,246

Operating income	2,761	2,237	5,013	4,614
Operating cash flow	6,685	5,227	12,617	10,324
Interest expense	(247)	(418)	(458)	(920)
Net income	2,548	1,641	4,619	3,555
Net cash provided by operating activities	6,036	10,398	10,951	12,818
Net cash used in investing activities	8,265	9,240	13,089	12,745
Net cash provided by financing activities	—	—	3,000	1,382

Operating Cash Flow (“OCF”) represents earnings before interest, taxes, depreciation and amortization and other income and expense. The company believes that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$2,548	$1,641	$4,619	$3,555
Adjustments:
Interest expense	247	418	458	920
Interest income	(17)	(26)	(19)	(41)
Depreciation and amortization	3,924	2,990	7,604	5,710
Other expense (income)	(17)	204	(45)	180

Operating cash flow	$6,685	$5,227	$12,617	$10,324

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue for the three months ended June 30, 2002 increased $1.3 million or 8.9% to $15.7 million up from $14.4 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, customers served averaged approximately 87,700 compared to approximately 85,900 during the three months ended June 30, 2001. The increase in revenue was primarily attributable to gains in our high-speed data and digital services with revenue increases quarter over quarter of 90.5% and 40.9%, respectively.

Revenue by service offering was as follows for the three months ended June 30, (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue

Basic	$7,554	48.2%	$7,208	50.2%
Digital	1,369	8.7%	971	6.8%
High-speed data	2,048	13.1%	1,075	7.5%
Premium	1,532	9.8%	1,741	12.1%
Analog pay-per-view	179	1.1%	341	2.3%
Advertising	1,154	7.4%	1,204	8.4%
Franchise fees	385	2.5%	379	2.6%
Other	1,434	9.2%	1,450	10.1%

Total	$15,655	100.0%	$14,369	100.0%

RGUs (Revenue Generating Units) were approximately 131,100 as of June 30, 2002 compared to approximately 114,500 as of June 30, 2001. This represents an annual growth rate of 14.5%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended June 30, 2002 was $59.52 compared to $55.77 for the three months ended June 30, 2001. Average monthly revenue per basic customer for digital and high-speed data services was $12.99 for the three months ended June 30, 2002 compared to $7.94 for the three months ended June 30, 2001. As of June 30, 2002, there were approximately 27,100 digital customers compared to approximately 19,700 digital customers as of June 30, 2001, representing a penetration of 34.4% and 31.3%, respectively. As of June 30, 2002, there were approximately 15,900 high-speed data customers compared to approximately 9,000 high-speed data customers as of June 30, 2001, representing a penetration of 9.1% and 6.1%, respectively.

Programming and other operating costs decreased $154,000 or 2.8% to $5.4 million for the three months ended June 30, 2002 from $5.6 million for the three months ended June 30, 2001. The decrease was primarily attributable to decreases in costs related to digital and high-speed data services partially offset by increased programming rates associated with the Company’s classic service and an increase in property taxes.

Selling, general and administrative expenses remained relatively flat from the prior year quarter. The decrease of $58,000 or 1.8% to $3.1 million for the three months ended June 30, 2002 was primarily attributable to decreased corporate overhead expenses during the quarter.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the three months ended June 30, 2002 increased $934,000 or 31.2% to $3.9 million from $3.0 million for the three months ended June 30, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

OCF increased 27.9% to $6.7 million for the three months ended June 30, 2002 up from $5.2 million for the three months ended June 30, 2001. This increase was primarily due to the 8.9% increase in revenue and the slight decrease in programming and other operating costs.

Interest expense for the three months ended June 30, 2002 decreased $171,000 or 40.9% to $247,000 from $418,000 for the three months ended June 30, 2001. This decrease was attributable to lower interest rates.

For the three months ended June 30, 2002, the net income was $2.5 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue for the six months ended June 30, 2002 increased $2.8 million or 10.2% to $30.7 million up from $27.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, customers served averaged approximately 87,100 compared to approximately 85,700 during the six months ended June 30, 2001. The increase in revenue was primarily attributable to gains in our high-speed and digital services with revenue increases of 102.3% and 37.5%, respectively.

Revenue by service offering was as follows for the six months ended June 30, (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$15,074	49.1%	$14,345	51.5%
Digital	2,558	8.3%	1,861	6.7%
High-speed data	3,642	11.9%	1,800	6.4%
Premium	3,139	10.2%	3,473	12.5%
Analog pay-per-view	341	1.1%	633	2.3%
Advertising	2,225	7.2%	2,035	7.3%
Franchise fees	785	2.6%	759	2.7%
Other	2,931	9.6%	2,954	10.6%

Total	$30,695	100.0%	$27,860	100.0%

Average monthly revenue per basic customer for the six months ended June 30, 2002 was $58.71 compared to $54.16 for the six months ended June 30, 2001. Average monthly revenue per basic customer for digital and high-speed data services was $11.86 for the six months ended June 30, 2002 compared to $7.12 for the six months ended June 30, 2001.

Programming and other operating costs increased $429,000 or 4.0% to $11.1 million for the six months ended June 30, 2002 up from $10.7 million for the six months ended June 30, 2001. The increase was primarily attributable to increased programming rates associated with the Company’s classic service and an increase in property taxes offset by decreases in costs related to providing high-speed data services.

Selling, general and administrative expenses remained relatively flat from the prior year. The increase of $30,000 or 0.5% to $6.1 million for the six months ended June 30, 2002 was primarily attributable to increased payroll costs offset by a decrease in corporate overhead expenses during the period.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the six months ended June 30, 2002 increased $1.9 million or 33.2% to $7.6 million from $5.7 million for the six months ended June 30, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

OCF increased 22.2% to $12.6 million for the six months ended June 30, 2002 up from $10.3 million for the six months ended June 30, 2001. This increase was primarily due to the 10.2% increase in revenue.

Interest expense for the six months ended June 30, 2002 decreased $462,000 or 50.2% to $458,000 from $920,000 for the six months ended June 30, 2001. This decrease was primarily attributable to lower interest rates.

For the six months ended June 30, 2002, the net income was $4.6 million.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $8.2 million and $13.0 million for the three and six months ended June 30, 2002. These expenditures were primarily for the upgrade of the System and plant expansions. Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the six months ended June 30, 2002 and 2001 was $11.0 million and $12.8 million, respectively. The decrease was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $13.1 million and $12.7 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the six months ended June 30, 2002 was $3.0 million. This was comprised of capital contributions from Insight Midwest of $10.0 million offset by distributions on preferred interests of $7.0 million. Cash provided by financing activities for the six months ended June 30, 2001 was $1.4 million consisting of capital contributions of $8.4 million, less distributions on preferred interests of $7.0 million.

The Senior Credit Facility contains covenants restricting, among other things, the Company’s ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total
2002	$—	$—	$32	$32
2003	5,000	—	17	5,017
2004	20,000	—	8	20,008
2005	—	—	8	8
2006	—	140,000	9	140,009
Thereafter	—	55,869	192	56,061

Total cash obligations	$25,000	$195,869	$266	$221,135

The following tables summarize our capital expenditures for the year ended December 31, 2001 and projected capital expenditures for the year ending December 31, 2002, both including and excluding capitalized labor allocations by category (in thousands):

	2001 Actual	2002 Projected
Success-based (1)	$9,986	$7,363
Upgrades (2)	9,392	3,308
Telephone (3)	4,659	16,403
Line extensions (4)	3,011	3,867
Maintenance (5)	1,361	1,514

Total capital expenditures	$28,409	$32,455

	2001 Actual	2002 Projected
Success-based (1)	$8,246	$5,526
Upgrades (2)	9,248	2,905
Telephone (3)	4,366	15,776
Line extensions (4)	1,002	2,254
Maintenance (5)	1,361	1,514
Capitalized labor and overhead (6)	4,186	4,480

Total capital expenditures	$28,409	$32,455

(1)
Success-based consists primarily of costs for converters, remotes, modems and other high-speed data equipment, in addition to materials and contract labor for new customer connections. Excludes success-based capital expenditures for telephone.

(2)	Upgrades consist primarily of costs to rebuild and/or upgrade distribution systems, head-end towers, antennas and related equipment, in addition to contract labor.

(3)
Telephone consists primarily of costs to construct telephone service infrastructures, as well as costs to upgrade headends with host digital terminals, plant and billing systems to accommodate telephone services and all success-based capital expenditures.

(4)	Line extensions consist primarily of costs associated with entering new service areas including costs of fiber, coaxial cable, amplifiers and electronic equipment.

(5)	Maintenance consists primarily of costs of buildings, building improvements, computer and office equipment, vehicles, tools and other equipment.

(6)
Capitalized labor and overhead consists primarily of internal payroll and overhead costs capitalized based on the percentage of time technical employees work directly on capital projects including construction, rebuilds and new customer connections. The allocation of capitalized labor to the capital expenditure categories in the above table is based on the composite percentage of time incurred on such respective categories.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Companies do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose them to market risk, interest rate, foreign currency exchange, commodity price or equity price risk. The Companies have not entered into forward or future contracts, purchased options or entered into swap agreements.

Insight Ohio’s Senior Credit Facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $250,000. The Senior Notes and Senior Discount Notes bear interest at fixed rates.

The fair value of borrowings under Insight Ohio’s senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes and Senior Discount Notes as of June 30, 2002 was $125.7 million and $140.0 million and $40.0 million and $48.7 million, respectively.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

99.1    Certification by Chief Executive Officer of Coaxial LLC, Coaxial Financing Corp. and Insight Communications of Central Ohio, LLC under Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification by Chief Financial Officer of Coaxial LLC, Coaxial Financing Corp. and Insight Communications of Central Ohio, LLC under Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	Coaxial LLC
(Registrant)

By: /s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications Company, Inc. (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	Coaxial Financing Corp.
(Registrant)

By: /s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications Company, Inc. (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	Insight Communications of Central Ohio, LLC
(Registrant)

By: /s/ DINESH C JAIN

Dinesh C Jain Senior Vice President and Chief Financial Officer Insight Communications Company, Inc. (Principal Financial Officer)