Form 10-Q
period 2002-09-30
COAXIAL LLC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; COAXIAL FINANCING CORP
filed 2002-11-15
CIK 1071003, 1070242, 1071001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Coaxial LLC	Not Applicable
Coaxial Financing Corp.	Not Applicable
Insight Communications of Central Ohio, LLC	Not Applicable

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

COAXIAL LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Investments	$7,384	$19,328
Dividends receivable	1,750	5,250

Total current assets	9,134	24,578
Deferred financing costs, net	3,241	3,814
Investment in affiliate	190,220	185,713
Note receivable – Coaxial DJM LLC	6,750	6,750
Note receivable – Coaxial DSM LLC	3,000	3,000
Interest receivable on notes	6,786	5,272

Total assets	$219,131	$229,127

Liabilities and members’ equity
Accrued interest	$1,750	$5,250

Total current liabilities	1,750	5,250
Senior discount notes	50,220	45,713
Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	191,970	190,963
Commitments and contingencies
Members’ equity:
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(59,707)	(70,263)
Members’ accumulated equity	96,984	106,599
Accumulated other comprehensive income (loss)	(10,116)	1,828

Total members’ equity	27,161	38,164

Total liabilities and members’ equity	$219,131	$229,127

See accompanying notes

COAXIAL LLC
CONDOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Expenses:
Amortization	$(191)	$(191)	$(573)	$(573)
Other income (expense):
Interest income – related parties	521	456	1,514	1,328
Interest expense	(5,050)	(4,848)	(15,007)	(14,421)
Dividend on preferred interests	5,050	4,848	15,007	14,421

Total other income, net	521	456	1,514	1,328

Net income	$330	$265	$941	$755

See accompanying notes

COAXIAL LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Operating activities:
Net income	$941	$755
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	573	573
Interest expense assumed by affiliate	7,917	7,917
Dividend on preferred interest	(15,007)	(14,421)
Accretion of original issue discount on Senior Discount Notes	4,507	3,921
Changes in operating assets and liabilities:
Accrued interest	(861)	(861)
Interest receivable	(1,514)	(1,328)

Net cash used in operating activities	(3,444)	(3,444)

Financing activities:
Capital distributions	(10,556)	(10,556)
Proceeds from dividend on preferred interests	14,000	14,000

Net cash provided by financing activities	3,444	3,444

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

In connection with the contribution of Coaxial Inc.’s cable system (the “System”) described below and with the issuance of the Senior Notes and Senior Discount Notes by Coaxial Inc. and the Company during 1998, the three individuals who previously owned the outstanding stock of Coaxial Inc. contributed their stock to three separate limited liability companies.  Accordingly, Coaxial Inc. is a subsidiary of the Company, which owns 67½% of Coaxial Inc.’s outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial Inc., include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the “Coaxial Entities”), Phoenix Associates (“Phoenix”), Coaxial Financing Corp., Coaxial Associates of Columbus I and Coaxial Associates of Columbus II.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. Comprehensive Loss

Comprehensive loss totaled $1.7 million and $11.0 million for the three and nine months ended September 30, 2002 and $5.8 million and $3.3 million for the three and nine months ended September 30, 2001, respectively.  The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

COAXIAL FINANCING CORP.
BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net	796	898

Total assets	$797	$899

Liabilities and shareholders’ deficit
Senior discount notes, to be paid by Coaxial LLC	$50,220	$45,713
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior discount notes to be paid by Coaxial LLC	(28,646)	(28,646)
Accumulated deficit	(20,778)	(16,169)

Total shareholders’ deficit	(49,423)	(44,814)

Total liabilities and shareholders’ deficit	$797	$899

See accompanying notes

COAXIAL FINANCING CORP.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Expenses:
Amortization	$(34)	$(34)	$(102)	$(102)
Interest expense	(1,550)	(1,348)	(4,507)	(3,921)

Net loss	$(1,584)	$(1,382)	$(4,609)	$(4,023)

See accompanying notes

COAXIAL FINANCING CORP.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,609)	$(4,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	102	102
Accretion of original issue discount on senior discount notes assumed by affiliate	4,507	3,921

Net cash provided by operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Investments	$7,384	$19,328
Dividend receivable	1,750	5,250

Total current assets	9,134	24,578
Deferred financing costs, net	2,444	2,915
Investment in affiliate	190,220	185,713

Total assets	$201,798	$213,206

Liabilities and shareholders’ equity
Accrued interest	$1,750	$5,250

Total current liabilities	1,750	5,250
Senior notes, including $105.6 million to be paid by Phoenix Associates	140,000	140,000

Total liabilities	141,750	145,250
Commitments and contingencies
Shareholders’ equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and outstanding as of September 30, 2002 and December 31, 2001	1	1
Paid in capital	11,501	11,501
In-substance allocation of proceeds related to senior notes to be paid by Phoenix Associates	(59,707)	(70,263)
Retained earnings	118,369	124,889
Accumulated other comprehensive income (loss)	(10,116)	1,828

Total shareholders’ equity	60,048	67,956

Total liabilities and shareholders’ equity	$201,798	$213,206

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Expenses:
Amortization	$157	$157	$471	$471
Other income (expense):
Interest expense	(3,500)	(3,500)	(10,500)	(10,500)
Dividend on preferred interests	5,050	4,848	15,007	14,421

Total other income, net	1,550	1,348	4,507	3,921

Net income	$1,393	$1,191	$4,036	$3,450

See accompanying notes

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Operating activities:
Net income	$4,036	$3,450
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	471	471
Interest expense assumed by affiliate	7,917	7,917
Accrued interest	(861)	(861)
Dividend on preferred interest	(15,007)	(14,421)

Net cash used in operating activities	(3,444)	(3,444)

Financing activities:
Capital distributions	(10,556)	(10,556)
Proceeds from dividend on preferred interest	14,000	14,000

Net cash provided by financing activities	3,444	3,444

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the “Coaxial Entities”), Phoenix Associates (“Phoenix”), Coaxial Financing Corp., Coaxial Associates of Columbus I and Coaxial Associates of Columbus II.

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

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. Comprehensive Loss

Comprehensive loss totaled $607,000 and $7.9 million for the three and nine months ended September 30, 2002 and $4.8 million and $631,000 for the three and nine months ended September 30, 2001, respectively.  The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

PHOENIX ASSOCIATES
BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Interest receivable	$648	$531
Due from related party	406	406
Notes receivable – related parties	550	550

Total current assets	1,604	1,487
Deferred financing costs, net	2,444	2,915

Total assets	$4,048	$4,402

Liabilities and partners’ deficit
Accrued interest	$1,750	$5,250

Total current liabilities	1,750	5,250
Senior notes, including $34.4 million to be paid by Coaxial Communications of Central Ohio, Inc.	140,000	140,000

Total liabilities	141,750	145,250
Commitments and contingencies
Partners’ deficit:
In-substance allocation of proceeds related to senior notes to be paid by Coaxial Communications of Central Ohio, Inc.	(19,433)	(22,877)
Partners’ accumulated deficit	(118,269)	(117,971)

Total partners’ deficit	(137,702)	(140,848)

Total liabilities and partners’ deficit	$4,048	$4,402

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Expenses:
Amortization	$(157)	$(157)	$(471)	$(471)
Interest income (expense):
Interest income–related parties	39	39	117	117
Interest expense	(3,500)	(3,500)	(10,500)	(10,500)

Total interest expense, net	(3,461)	(3,461)	(10,383)	(10,383)

Net loss	$(3,618)	$(3,618)	$(10,854)	$(10,854)

See accompanying notes

PHOENIX ASSOCIATES
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Operating activities:
Net loss	$(10,854)	$(10,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees	471	471
Interest expense assumed by affiliate	2,583	2,583
Changes in operating assets and liabilities:
Interest receivable	(117)	(117)
Accrued interest	(2,639)	(2,639)

Net cash used in operating activities	(10,556)	(10,556)

Financing activities:
Capital contributions	10,556	10,556

Net cash provided by financing activities	10,556	10,556

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. (“Coaxial Inc.”), Insight Communications of Central Ohio, LLC (“Insight Ohio”), Coaxial Associates of Columbus I (“Columbus I”) and Coaxial Associates of Columbus II (“Columbus II”).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Subsequent Event

On October 31, 2002, the Company received approximately $3.5 million as payment, in full, for receivables from related parties, including accrued interest. The Company recorded a gain of approximately $1.9 million in connection with this transaction. Additionally, the Company made a capital distribution to its partners on October 31, 2002 of approximately $3.5 million.

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash and cash equivalents	$671	$2,158
Trade accounts receivable, net of allowance for doubtful accounts of $140 and 158 as of September 30, 2002 and December 31, 2001, respectively	1,734	2,599
Launch funds receivable	75	1,327
Prepaid expenses and other assets	319	401

Total current assets	2,799	6,485
Fixed assets, net	103,040	91,673
Intangible assets, net	753	499

Total assets	$106,592	$98,657

Liabilities and members’ deficit
Accounts payable	$1,921	$5,689
Accrued expenses and other liabilities	1,299	1,331
Accrued programming costs	2,146	2,194
Deferred revenue	807	1,219
Debt - current portion	3,750	—
Interest payable	175	232
Preferred interest distribution payable	1,750	5,250
Due to affiliates	6,447	5,890

Total current liabilities	18,295	21,805
Deferred revenue	727	1,559
Debt	21,250	25,000

Total liabilities	40,272	48,364
Commitments and contingencies
Preferred interests	190,220	185,713
Members’ deficit	(123,900)	(135,420)

Total liabilities and members’ deficit	$106,592	$98,657

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Revenue	$15,981	$14,270	$46,676	$42,130
Operating costs and expenses:
Programming and other operating costs	5,839	6,021	16,947	16,700
Selling, general and administrative	2,900	3,032	8,973	9,075
Management fees	503	415	1,400	1,229
Depreciation and amortization	5,103	3,317	12,707	9,027

Total operating costs and expenses	14,345	12,785	40,027	36,031
Operating income	1,636	1,485	6,649	6,099
Other income (expense):
Interest expense	(247)	(430)	(705)	(1,350)
Interest income	1	6	20	47
Other	18	18	63	(162)

Total other expense, net	(228)	(406)	(622)	(1,465)
Net income	1,408	1,079	6,027	4,634
Accrual of preferred interests	(5,050)	(4,848)	(15,007)	(14,421)

Net loss attributable to common interests	$(3,642)	$(3,769)	$(8,980)	$(9,787)

See accompanying notes

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Operating activities:
Net income	$6,027	$4,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,707	9,027
Provision for losses on trade accounts receivable	894	1,017
Changes in operating assets and liabilities:
Trade accounts receivable	(29)	(1,164)
Launch funds receivable	1,252	1,392
Prepaid expenses and other assets	82	(705)
Accounts payable	(3,768)	(856)
Accrued expenses and other liabilities	(824)	1,980

Net cash provided by operating activities	16,341	15,325

Investing activities:
Purchase of property and equipment	(24,185)	(20,125)
Purchase of intangible assets	(143)	—

Net cash used in investing activities	(24,328)	(20,125)

Financing activities:
Capital contributions	20,500	18,500
Preferred interest distribution	(14,000)	(14,000)

Net cash provided by financing activities	6,500	4,500

Net change in cash and cash equivalents	(1,487)	(300)
Cash and cash equivalents, beginning of period	2,158	1,169

Cash and cash equivalents, end of period	$671	$869

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. Accounting for Franchise Fees

Under the Company’s franchise agreements, the Company is obligated to pay to local franchising authorities up to 5% of its gross revenue derived from providing cable and other services the majority of which are passed through to customers.  The Company has historically recorded revenue net of franchise fees charged to its customers.  Staff announcement D-103, issued by the Financial Accounting Standards Board in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This staff announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement.  Consequently, the Company has reclassified the prior period amounts in the

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
NOTES TO FINANCIAL STATEMENTS CONTINUED

3. Accounting for Franchise Fees (continued)

accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $379,000 for the three months ended September 30, 2001 and $1.1 million for the nine months ended September 30, 2001.

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

Progamming

The Company purchases substantially all of its pay television and other programming from affiliates of AT&T Broadband.  Charges for such programming were $2.0 million and $5.4 million for the three and nine months ended September 30, 2002 and $1.6 million and $4.6 million for the three and nine months ended September 30, 2001, respectively.  As of September 30, 2002 and December 31, 2001, $674,000 and $537,000 of accrued programming costs were due to affiliates of AT&T Broadband.  The Company believes that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

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

The following discussion relates to the operations of the System for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice.  Insight LP also centrally purchases programming and equipment and provides the associated discount to the System.  In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio’s Senior Credit Facility and the Senior Notes, Insight LP receives management fees of approximately 3.0% of gross operating revenue of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes and Senior Discount Notes as well as Insight Ohio’s Senior Credit Facility.

Results of Operations

A substantial portion of the System’s revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, the System earns revenues from providing high-speed data and telephone services as well as from commissions for products sold through home shopping networks.

Under the System’s franchise agreements, the System is obligated to pay to local franchising authorities up to 5% of its gross revenue derived from providing cable and other services the majority of which are passed through to customers.  The System has historically recorded revenue net of franchise fees charged to its customers.  Staff announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This staff announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement.  Consequently, the System has reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $379,000 for the three months ended September 30, 2001 and $1.1 million for the nine months ended September 30, 2001.

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

The following table is derived for the periods presented from the System’s financial statements that are included in this report and sets forth certain statement of operations data for the System:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Revenue	$15,981	$14,270	$46,676	$42,130
Operating costs and expenses:
Programming and other operating costs	5,839	6,021	16,947	16,700
Selling, general and administrative	2,900	3,032	8,973	9,075
Management fees	503	415	1,400	1,229
Depreciation and amortization	5,103	3,317	12,707	9,027

Total operating costs and expenses	14,345	12,785	40,027	36,031

Operating income	1,636	1,485	6,649	6,099
Operating cash flow	6,739	4,802	19,356	15,126
Interest expense	(247)	(430)	(705)	(1,350)
Net income	1,408	1,079	6,027	4,634
Net cash provided by operating activities	5,538	2,507	16,341	15,325
Net cash used in investing activities	10,750	7,380	24,328	20,125
Net cash provided by financing activities	3,500	3,118	6,500	4,500

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

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$1,408	$1,079	$6,027	$4,634
Adjustments:
Interest expense	247	430	705	1,350
Interest income	(1)	(6)	(20)	(47)
Depreciation and amortization	5,103	3,317	12,707	9,027
Other expense (income)	(18)	(18)	(63)	162

Operating cash flow	$6,739	$4,802	$19,356	$15,126

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue for the three months ended September 30, 2002 increased $1.7 million or 12.0% to $16.0 million up from $14.3 million for the three months ended September 30, 2001.  For the three months ended September 30, 2002, customers served averaged approximately 87,700 compared to approximately 85,800 during the three months ended September 30, 2001.  The increase in revenue was primarily attributable to gains in our high-speed data and digital services with revenue increases quarter over quarter of 78.1% and 34.6%, respectively.

Revenue by service offering was as follows for the three months ended September 30, (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue

Basic	$7,930	49.6%	$7,271	51.0%
Digital	1,326	8.3%	985	6.9%
High-speed data	2,237	14.0%	1,256	8.8%
Premium	1,495	9.4%	1,636	11.4%
Analog pay-per-view	119	0.7%	267	1.9%
Advertising	1,070	6.7%	1,024	7.2%
Franchise fees	394	2.5%	380	2.6%
Other	1,410	8.8%	1,451	10.2%

Total	$15,981	100.0%	$14,270	100.0%

RGUs (Revenue Generating Units) were approximately 133,700 as of September 30, 2002 compared to approximately 117,100 as of September 30, 2001.  This represents an annual growth rate of 14.2%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended September 30, 2002 was $60.73 compared to $55.41 for the three months ended September 30, 2001.  Average monthly revenue per basic customer for digital and high-speed data services was $13.54 for the three months ended September 30, 2002 compared to $8.70 for the three months ended September 30, 2001.

Programming and other operating costs decreased $182,000 or 3.0% to $5.8 million for the three months ended September 30, 2002 from $6.0 million for the three months ended September 30, 2001. The decrease was primarily attributable to decreases in costs related to high-speed data services and engineering salaries partially offset by increased programming rates associated with the System’s classic service.

Selling, general and administrative expenses remained relatively flat from the prior year quarter.  The decrease of $132,000 or 4.4% to $2.9 million for the three months ended September 30, 2002 was primarily attributable to decreased bad debt expense.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the three months ended September 30, 2002 increased $1.8 million or 53.8% to $5.1 million from $3.3 million for the three months ended September 30, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services and a $871,000 write-down of the carrying value of current video-on-demand equipment, which is being replaced on or about December 31, 2002 in connection with our transition to a new video-on-demand service provider.

OCF increased 40.3% to $6.7 million for the three months ended September 30, 2002 up from $4.8 million for the three months ended September 30, 2001. This increase was primarily due to the 12.0% increase in revenue and the slight decrease in programming and other operating costs.

Interest expense for the three months ended September 30, 2002 decreased $183,000 or 42.6% to $247,000 from $430,000 for the three months ended September 30, 2001.  This decrease was attributable to lower interest rates.

For the three months ended September 30, 2002, the net income was $1.4 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue for the nine months ended September 30, 2002 increased $4.5 million or 10.8% to $46.7 million up from $42.1 million for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, customers served averaged approximately 87,300 compared to approximately 85,800 during the nine months ended September 30, 2001.  The increase in revenue was primarily attributable to gains in our high-speed and digital services with revenue increases of 92.4% and 36.5%, respectively.

Revenue by service offering was as follows for the nine months ended September 30, (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue

Basic	$23,004	49.3%	$21,616	51.3%
Digital	3,884	8.3%	2,846	6.8%
High-speed data	5,880	12.6%	3,057	7.3%
Premium	4,634	9.9%	5,109	12.1%
Analog pay-per-view	460	1.0%	900	2.1%
Advertising	3,294	7.1%	3,059	7.3%
Franchise fees	1,178	2.5%	1,139	2.7%
Other	4,342	9.3%	4,404	10.4%

Total	$46,676	100.0%	$42,130	100.0%

Average monthly revenue per basic customer for the nine months ended September 30, 2002 was $59.44 compared to $54.59 for the nine months ended September 30, 2001.  Average monthly revenue per basic customer for digital and high-speed data services was $12.44 for the nine months ended September 30, 2002 compared to $7.65 for the nine months ended September 30, 2001.

Programming and other operating costs increased $247,000 or 1.5% to $16.9 million for the nine months ended September 30, 2002 up from $16.7 million for the nine months ended September 30, 2001. The increase was primarily attributable to increased programming rates associated with the System’s classic and digital service and an increase in property taxes offset by decreases in costs related to providing high-speed data services and engineering salaries.

Selling, general and administrative expenses remained relatively flat from the prior year.  The decrease of $102,000 or 1.1% to $9.0 million for the nine months ended September 30, 2002 was primarily attributable to decreased bad debt expense.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the nine months ended September 30, 2002 increased $3.7 million or 40.8% to $12.7 million from $9.0 million for the nine months ended September 30, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

OCF increased 27.9% to $19.4 million for the nine months ended September 30, 2002 up from $15.1 million for the nine months ended September 30, 2001. This increase was primarily due to the 10.8% increase in revenue.

Interest expense for the nine months ended September 30, 2002 decreased $645,000 or 47.8% to $705,000 from $1.4 million for the nine months ended September 30, 2001.  This decrease was primarily attributable to lower interest rates.

For the nine months ended September 30, 2002, the net income was $6.0 million.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure.  Capital expenditures totaled $20.1 million and $24.2 million for the nine months ended September 30, 2002 and 2001.  These expenditures were primarily for the upgrade of the System and plant expansions.  Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the nine months ended September 30, 2002 and 2001 was $16.3 million and $15.3 million, respectively. The increase was primarily attributable to increased net income offset by decreases resulting from the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $24.3 million and $20.1 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the nine months ended September 30, 2002 was $6.5 million.  This was comprised of capital contributions from Insight Midwest of $20.5 million offset by distributions on preferred interests of $14.0 million. Cash provided by financing activities for the nine months ended September 30, 2001 was $4.5 million consisting of capital contributions of $18.5 million, less distributions on preferred interests of $14.0 million.

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

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of September 30, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2002	$—	$—	$14	$14
2003	5,000	—	17	5,017
2004	20,000	—	7	20,007
2005	—	—	7	7
2006	—	140,000	7	140,007
Thereafter	—	55,869	98	55,967

Total cash obligations	$25,000	$195,869	$150	$221,019

Due to the increased capital expenditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests for the current year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2002.

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

Insight Ohio’s Senior Credit Facility bears interest at floating rates.  Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $250,000.  The Senior Notes issued by Coaxial Inc. and Phoenix bear interest at fixed rates.

The fair value of borrowings under Insight Ohio’s senior credit facility approximates carrying value as it bears interest at floating rates.  The fair value and carrying value of the Senior Notes and Senior Discount Notes as of September 30, 2002 was $121.8 million and $140.0 million and $36.8 million and $50.2 million, respectively.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of Coaxial LLC’s management, including its Chief Executive Officer and its Chief Financial Officer, Coaxial LLC’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Coaxial LLC’s Chief Executive Officer and its Chief Financial Officer have concluded that Coaxial LLC’s disclosure controls and procedures are effective in timely alerting them to material information relating to Coaxial LLC (including its consolidated subsidiaries) required to be included in Coaxial LLC’s periodic SEC filings.  There have been no significant changes in Coaxial LLC’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Coaxial Financing Corp.’s management, including its Chief Executive Officer and its Chief Financial Officer, Coaxial Financing Corp.’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Coaxial Financing Corp.’s Chief Executive Officer and its Chief Financial Officer have concluded that Coaxial Financing Corp.’s disclosure controls and procedures are effective in timely alerting them to material information relating to Coaxial Financing Corp. (including its consolidated subsidiaries) required to be included in Coaxial Financing Corp.’s periodic SEC filings.  There have been no significant changes in Coaxial Financing Corp.’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Ohio’s management, including its Chief Executive Officer and its Chief Financial Officer, Insight Ohio’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Ohio’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Ohio’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Ohio (including its consolidated subsidiaries) required to be included in Insight Ohio’s periodic SEC filings.  There have been no significant changes in Insight Ohio’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

          None

(b) Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	COAXIAL LLC

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	COAXIAL FINANCING CORP.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Coaxial LLC November 14, 2002

I, Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

the Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial LLC November 14, 2002

I, Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial Financing Corp. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Coaxial Financing Corp. November 14, 2002

I, Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Coaxial Financing Corp. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant‘s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial Financing Corp. November 14, 2002

I, Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Insight Communications of Central Ohio, LLC November 14, 2002

I, Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for he registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications of Central Ohio, LLC November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Coaxial LLC (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Coaxial LLC November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Coaxial LLC (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial LLC November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Coaxial Financing Corp. (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Coaxial Financing Corp. November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Coaxial Financing Corp. (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Coaxial Financing Corp. November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly Chief Executive Officer Insight Communications of Central Ohio, LLC November 14, 2002

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Communications of Central Ohio, LLC (the “registrant”), for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Communications of Central Ohio, LLC November 14, 2002